Form 10-Q
period 2011-02-28
ON-AIR IMPACT, INC.
filed 2011-04-19
CIK 1493174

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-168413

ON-AIR IMPACT, INC.
 (Exact name of registrant as specified in its charter)

Nevada	27-2692640
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

130 Maple Avenue, Suite 6D
Red Bank, NJ 07701
 (Address of principal executive offices)

(732) 530-7300
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A
Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value
 (Title of class)

Copies to:
 Philip Magri, Esq.
The Sourlis Law Firm
The Courts of Red Bank
130 Maple Avenue, Suite 9B2
 Red Bank, New Jersey 07701
 Direct Dial: (732) 610-2435
T: (732) 530-9007
 F: (732) 530-9008
 PhilMagri@SourlisLaw.com
www.SourlisLaw.com

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange ct. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 19, 2011, there were 10,000,000 shares of common stock, par value $0.0001 per share, of the ”Registrant issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

On-Air Impact, Inc.
(A Development Stage Company)
Balance Sheets

	February 28, 2011	May 31, 2010
	(Unaudited)	(Unaudited)

Assets

Assets:
Cash	$5,426	$-
Total Current Assets	5,426	-

Total Assets	$5,426	$-
Liabilities and Stockholders' Equity

Stockholders' Equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)		-
Common stock, ($0.001 par value, 100,000,000 shares authorized, 10,000,000 issued and outstanding)	500	-
Additional paid-in-capital	9,500	-
Deficit accumulated during the development stage	(4,574)	-
Total Stockholders' Equity	5,426	-

Total Liabilities and Stockholders' Equity	$5,426	$-

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended	Nine Months Ended	From May 26, 2010
	February 28, 2011	February 28, 2011	(Inception) to February 28, 2011

General and administrative expenses	$1,512	$4,574	$4,574

Net loss	$(1,512)	$(4,574)	$(4,574)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	6,474,820	6,474,820	6,474,820

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	From May 26, 2010
	February 28, 2011	(Inception) to February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,574)	$(4,574)
Net Cash Used in Operating Activities	(4,574)	(4,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,000	10,000
Net Cash Provided by Financing Activities	10,000	10,000

Net Increase in Cash	5,426	5,426

Cash - Beginning of Period	-	-

Cash - End of Period	$5,426	$5,426

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011
(Unaudited)

Note 1 Nature of Operations and Basis of Presentations

Nature of Operations

On-Air Impact, Inc. (“the Company”) was incorporated in State of Nevada on May 26, 2010.

As of February 28, 2011, the Company is a development stage consulting company intending to serve the sports and entertainment industry.

The Company’s management has chosen May 31st for its fiscal year end.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of May 31, 2010 is unaudited. In connection with going public, the Company filed an S-1; however, it did not include a May 31, 2010 audited balance sheet.  The audit was performed as of July 13, 2010, and therefore, the presentation of the balance sheet for the prior period has been marked as unaudited.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended July 13, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended February 28, 2011, are not necessarily indicative of results for the full fiscal year.

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011
(Unaudited)

Note 2 Summary of Significant Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan.  The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure.  Also, see Note 4 regarding going concern matters.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011
(Unaudited)

The computation of basic and diluted loss per share for the three and nine months ended February 28, 2011 and from May 26, 2010 (Inception) to February 28, 2011 is equivalent since the Company has had continuing losses.  The Company also has no common stock equivalents.

Recent Accounting Pronouncements

There are no recent pronouncements that are expected to affect the Company’s financial reporting.

Note 2 Related Party Transactions

During the period ended February 28, 2011, office space was provided by the Company’s officers and directors, free of charge. The amount of rent is immaterial.

Note 3 Common Stock

On May 26, 2010, the Company issued 5,000,000 shares of common stock for $5,000 ($0.001/share).

On December 8, 2010, the Company issued 5,000,000 shares of common stock for $5,000 ($0.001/share).

Note 4 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $4,574 for the period ended February 28, 2011.  The Company is in the development stage and has not generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011
(Unaudited)

In response to these problems, management has taken the following actions:

•	seeking additional third party debt and/or equity financing; and
•	execute the business plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors," "Special Note Regarding Forward-Looking Statements" in our Form S-1 (File No: 333-168413).

Unless otherwise stated, the words “we,” “us,” “our,” the “Company” or “On-Air Impact” or similar words in this Quarterly Report refer to the Registrant, On-Air Impact, Inc.

Organizational History

General

On-Air Impact, Inc. was incorporated in the State of Nevada on May 26, 2010. The Company is a consulting and analytics company serving the sports and entertainment industry. On-Air Impact provides clients with measurement, valuation and analysis of on-air branded elements by merging technology, research and industry experience. Our mantra is “Helping clients make smarter decisions.”

The Company is authorized to issue up to one hundred ten million (110,000,000) shares of capital stock, one hundred million (100,000,000) shares of which are designated as Common Stock, and ten million (10,000,000) shares of which are “blank check” preferred stock, $0.0001 par value, which can be designated by the Board of Directors in one or more classes with voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions without stockholder approval.

There are currently an aggregate of 10,000,000 shares of the Company’s Common Stock issued and outstanding, all of which are owned by our officers.

Initial Public Offering

On July 30, 2010, the Company filed a Registration Statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”).  Pursuant to the Registration Statement, the Company is offering on a “best-efforts” basis up to 2,000,000 shares of Common Stock at a price of $0.10 per share (the “Offering”). The Registration Statement was declared effective by the SEC on February 17, 2011 (the “Effective Date”).   Other than the shares in the Offering, no other source of capital has been identified or sought. If we experience a shortfall in operating capital prior to funding from the proceeds of the Offering, our officers have verbally agreed to advance the Company money to fund its operations.

The Offering is the initial public offering of Common Stock of the Company and no public market currently exists for the Company’s Common Stock. The Offering is a “self-underwritten” offering and is being conducted directly through the Company’s officers.  There is no minimum number of shares required to be purchased.  No commission or other compensation related to the sale of the shares will be paid to our officers.

The Offering will terminate on the earlier of (i) the date when the sale of all 2,000,000 shares is completed or (ii) one hundred and eighty (180) days from the date of Effective Date which is August 16, 2011. The Company will not extend the offering period beyond August 16, 2011.

There can be no assurance that any of the shares in the Offering will be sold. As of the date of this Form 10-Q, the Company has not entered into any agreements or arrangements for the sale of the shares with any broker/dealer or sales agent. However, if we were to enter into such arrangements, we will file a post effective amendment to disclose those arrangements because any broker/dealer participating in the Offering would be acting as an underwriter and would have to be so named in the amended prospectus.

In order to comply with the applicable securities laws of certain states, the securities may not be offered or sold unless they have been registered or qualified for sale in such states or an exemption from such registration or qualification requirement is available and with which the Company has complied. The purchasers in the Offering and in any subsequent trading market must be residents of such states where the shares have been registered or qualified for sale or an exemption from such registration or qualification requirement is available. As of the date of this Form 10-Q, On-Air has not identified the specific states where shares will be sold.

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit during the development stage of $(4,574) for the period from May 26, 2010 (inception) to February 28, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The following table provides selected financial data about our Company for the period from the date of inception through February 28, 2011. For detailed financial information, see the financial statements included in this Form 10-Q.

Balance Sheet Data:

Cash	$5,426
Total assets	$5,426
Total liabilities	$0
Shareholder’s equity (deficit)	$5,426

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included in this Form 10-Q do not include any adjustments that might arise from this uncertainty or any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Proposed Milestones to Implement Business Operations

The following milestones are based on the estimates made by management. The working capital requirements and the projected milestones are approximations and subject to adjustments. Our 12-month budget is based on minimum operations, which will be completely funded by the $200,000 raised through the Offering. If we begin to generate profits, we will increase our marketing and sales activity accordingly. We estimate sales to begin approximately eighteen (18) months following closing of the Offering based on the time to complete the consumer research study (6 months) and software program (estimated to be completed 6 months after the completion of the consumer research study). The costs associated with operating as a public company are included in our budget.  Management believes that the costs of operating as a public company (as opposed to a private company) could have a material negative impact on the Company’s results of operations and liquidity, and could place a significant drain on capital resources.  Management will be responsible for the preparation of the required documents to keep the costs to a minimum. To the extent that we cannot raise the entire amount contemplated by the Offering, our officers, Dorothy Whitehouse and Edward Whitehouse, have committed to personally fund our venture for an indefinite period of time to facilitate our ability to attain the following operational milestones. The funding of the Company by our officers will create a further liability to the Company to be reflected on the Company’s financial statements. Our officers’ commitment to personally fund the Company is not contractual and could cease at any moment in their sole and absolute discretion.

We plan to complete our milestones as follows:

First, we will commission a research project and engage a third party research firm within the next six months following the completion of the Offering. We estimate that it will take 6 months to complete the study. We anticipate the study to cost us on average $55,000 based on our conversations with have had with several research companies.  If we cannot obtain sufficient capital from the Offering to commission the study, our officers have verbally agreed to fund the cost. The goal of the study is to equate consumer perceptions of on-air sponsor detections with the common currency in the television marketplace, the 30-second commercial spot.

Second, once the above-referenced study is completed, we will commission custom software to be developed by an outside programmer.  We estimate that it will take six months to develop the software. We anticipate commissioning this program once the above-referenced study is completed and that it will take approximately three months to complete.  We estimate the cost of the program to cost on average $25,000 based on our conversations we have had with several software developers and our officers have verbally agreed to fund this if we do not have sufficient funds from the Offering.  This software will assign characteristic values to each individual exposure detected based on duration, size, screen positioning, broadcast timing, occlusion (when a message/logo is obstructed or blocked) and clutter (the large volume of advertising messages that the average consumer is exposed to on a daily basis). Ultimately, when complete, we believe that the software will deliver the highest level of accuracy in the sports and entertainment sector.

Third, we will work with an outside website developer to complete the process from server hosting to creation of an end user web interface. We anticipate commissioning this program once the above-referenced software is completed and that it will take approximately three to six months to complete.  We estimate the cost of the website to cost an average $25,000 based on conversations with have had with several website developers and our Principals have verbally agreed to fund this if we do not have sufficient funds from the Offering. This final process starts when the software data output is inputted into the server. From there, the data is filtered through a proprietary grading system which simultaneously scores each exposure while incorporating the results of the market study. This will provide an output that will be expressed in the form of a “monetary range,” which accounts for standard deviations in the market study as well as accepted accuracy levels of the software.

Intended Clients

Our intended clients can be broken-down into four categories: Sports Teams (e.g., professional baseball, basketball and football teams) and Events (e.g., baseball, basketball and footballs games), Media Rights Holders (e.g., ESPN, Fox NY Sports, Network Cable), Sponsorship and Event Agencies (e.g., Advertising Agencies) and Consumer Brands (e.g., Visa, FedEx). To date, we have not initiated talks with any of these intended clients.

Results of Operations

At February 28, 2011, we had $5,426 in cash.  As of February 28, 2011, we had no  revenues or costs of sales.  We had $1,512 in General and Administrative Expenses for the three months ended February 28, 2011, $4,574 for the nine months ended February 28, 2011, and $4,574 from the date of our inception on May 26, 2010 to February 28, 2011. Our Net Loss was $1,512 for the three months ended February 28, 2011, $4,574 for the nine months ended February 28, 2011 and $4,574 from the date of our inception on May 26, 2010 to February 28, 2011.  During the three and nine months ended February 28, 2011, we had $10,000 in proceeds from the issuance of 10,000 shares of our Common Stock to our officers and directors.

Liquidity and Capital Resources

As reflected in the accompanying financial statements to this Quarterly Report, at February 28, 2011, the Company had $5,426 in cash on hand.  The Company had a net loss and net cash used in operations was $4,574 for the period ended February 28, 2011. The Company is in the development stage and has not generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of February 28, 2011, we had $10,000 in proceeds from the issuance of 10,000 shares of our Common Stock to our officers and directors.  To date, our operations have been funded by our officers pursuant to a verbal, non binding agreement. Our officers, Dorothy Whitehouse and Edward Whitehouse, have agreed to personally fund the Company’s overhead expenses, including legal, accounting, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements.

The ability of the Company to continue its operations is dependent on Management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the next 12 months. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

In response to these problems, management has commenced an initial public offering of Common Stock pursuant to an effective Registration Statement on Form S-1 and has been seeking additional third party debt and/or equity financing.

On July 30, 2010, the Company filed a Registration Statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”).  Pursuant to the Registration Statement, the Company is offering on a “best-efforts” basis up to 2,000,000 shares of Common Stock at a price of $0.10 per share (the “Offering”). The Registration Statement was declared effective by the SEC on February 17, 2011 (the “Effective Date”).   Other than the shares in the Offering, no other source of capital has been identified or sought. If we experience a shortfall in operating capital prior to funding from the proceeds of the Offering, our officers have verbally agreed to advance the Company money to fund its operations.

The Offering will terminate on the earlier of (i) the date when the sale of all 2,000,000 shares is completed or (ii) one hundred and eighty (180) days from the date of Effective Date which is August 16, 2011. The Company will not extend the offering period beyond August 16, 2011. To date, the Company has not sold any shares of Common Stock pursuant to the Registration Statement.

We believe that we will start to generate revenue within the next 12 months by using our CEO’s industry contacts to obtain clients.  We estimate that we will need at least $100,000 to sustain our operations during such period. If we do not raise enough proceeds in the Offering, we might not be able to generate revenue or continue operations and our shareholders will ultimately end up holding stock in a company that has no revenue, no market for its common stock, and could potentially be forced to shut down operations.

Off –Balance Sheet Operations

The Company does not have any off-balance sheet operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period May 26, 2010 (date of inception) to November 30,  2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period May 26, 2010 (inception) through November 30, 2010, the Company maintained one bank account with a financial institution located in New Jersey with a balance of $1,938.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income (loss)  by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Revenue Recognition

For the period May 26, 2010 (inception) to February 28, 2011, the Company did not realize any revenue.

Income Taxes

Income taxes are provided for using the liability method of accounting.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements

See Note 2 to the financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4.  Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  effective.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 26, 2010, the Company issued an aggregate of 5,000,000   shares of Common Stock to Dorothy and Edward Whitehouse, the officers and directors of the Company, for aggregate cash consideration of $5,000. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act due to the fact that it was an isolated issuance to the founders of the Company and did not involve a public offering of securities.

On December 8, 2010, the Company issued an aggregate of 5,000,000   shares of Common Stock to Dorothy and Edward Whitehouse, the officers and directors of the Company, for aggregate cash consideration of $5,000. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act due to the fact that it was an isolated issuance to the founders of the Company and did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON-AIR IMPACT, INC.

By:	/s/ DOROTHY WHITEHOUSE
Dorothy Whitehouse Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)
Date:	April 19, 2011