Form 10-Q/A
period 2011-02-28
ON-AIR IMPACT, INC.
filed 2011-07-01
CIK 1493174

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 1, 2011, there were 10,137,500 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

EXPLANATORY PARAGRAPH

This Amendment No. 1 to Form 10-Q/A is being submitted to, among other things, (i) record the outstanding accounts payable and due to related parties as of February 28, 2011, (ii) reclassification of the equity from additional paid-in capital to common stock, (iii) record additional general and administrative expenses, (iv) revise the weighted average number of common shares outstanding, (iv) as a result of the previous changes, the statement of cash flows, disclosures and the MD&A were changed accordingly.

The changes, reclassifications and disclosures resulted in an increase in the previously reported loss as follows:

1)	For the three months ended February 28, 2011 the loss was increased by $2,605 or 172% to $4,117 from $1,512.
2)	For the nine months ended February 28, 2011 the loss was increased by $5,371 or 117% to $9,945 from $4,574.
3)	For the period from May 26, 2010 (inception) to February 28, 2011 the loss was increased by $5,371 or 117% to $9,945 from $4,574.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 1, ,  2011, there were 10,137,500 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

On-Air Impact, Inc.
(A Development Stage Company)
Balance Sheets

	February 28, 2011	May 31, 2010
	(Unaudited)	(Unaudited)
	(As restated)
Assets

Assets:
Cash	$5,426	$-
Total Current Assets	5,426	-

Total Assets	$5,426	$-
Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$2,000	$-
Due to related party	3,371	-
Total Current Liabilities	5,371	-

Stockholders' Equity:
Preferred stock ($0.0001 par value, 10,000,000 shares authorized,
none issued and outstanding)		-
Common stock, ($0.0001 par value, 100,000,000 shares authorized,
10,000,000 issued and outstanding)	1,000	-
Additional paid-in-capital	9,000	-
Deficit accumulated during the development stage	(9,945)	-
Total Stockholders' Equity	55	-

Total Liabilities and Stockholders' Equity	$5,426	$-

See accompanying notes to unaudited financial statements

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months	Nine Months	From May 26, 2010
	Ended February 28, 2011	Ended February 28, 2011	(Inception) to February 28, 2011
	(As restated)	(As restated)	(As restated)

General and administrative expenses	$4,117	$9,945	$9,945

Net loss	$(4,117)	$(9,945)	$(9,945)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	9,256,410	5,466,030	5,446,237

See accompanying notes to unaudited financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months	From May 26, 2010
	Ended February 28, 2011	(Inception) to February 28, 2011
	(As restated)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,945)	$(9,945)
Changes in operating assets and liabilities:
Increase in:
Accounts payable	2,000	2,000
Net Cash Used in Operating Activities	(7,945)	(7,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	3,371	3,371
Proceeds from issuance of common stock	10,000	10,000
Net Cash Provided by Financing Activities	13,371	13,371

Net Increase in Cash	5,426	5,426

Cash - Beginning of Period	-	-

Cash - End of Period	$5,426	$5,426

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to unaudited financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011
(Unaudited)
(As Restated)

Note 1 Nature of Operations and Basis of Presentations – As Restated

Nature of Operations

On-Air Impact, Inc. (“the Company”) was incorporated in State of Nevada on May 26, 2010.

As of February 28, 2011, the Company is a development stage consulting company intending to serve the sports and entertainment industry.

The Company’s management has chosen May 31st for its fiscal year end.

See Note 5 pertaining to the restatement.

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

Certain information or footnote disclosures normally included in financial statements prepared in accord2ance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended February 28, 2011, are not necessarily indicative of results for the full fiscal year.

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011
(Unaudited)
(As Restated)

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

Earnings per share – Restated

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
(As Restated)

Recent Accounting Pronouncements

There are no recent pronouncements that are expected to affect the Company’s financial reporting.

Note 2 Related Party Transactions

During the period ended February 28, 2011, office space was provided by the Company’s officers and directors, free of charge. The amount of rent is immaterial.

Note 3 Common Stock

On May 26, 2010, the Company issued 5,000,000 shares of common stock for $5,000 ($0.0001/share).

On December 8, 2010, the Company issued 5,000,000 shares of common stock for $5,000 ($0.0001/share).

Note 4 Going Concern – Restated

As reflected in the accompanying financial statements, the Company had a net loss of $9,945 and net cash used in operations of $7,945 for the period ended February 28, 2011.  The Company is in the development stage and has not generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
(As Restated)

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

Note 5 Restatement

During June 2011, the Company discovered errors in the financial statements issued for the period ending February 28, 2011 due to incorrect recording of equity and payables.  The Company has adjusted these financial statements to reflect the following:

Equity

The Company did not correctly allocate common stock and additional paid in capital related to the shares issued on December 8, 2010.

Accounts Payable

The Company initially did not record certain payables and related party payables that should have been recorded for the period.

Upon discovering these errors, the Company restated certain accounts to properly reflect the nature and substance of the transactions.

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011
(Unaudited)
(As Restated)

The following tables present the impact of the above mentioned adjustments to the financial statement information:

Balance Sheet as of February 28, 2011:

	As Originally Reported	Restatement Adjustments	As Restated

Current Assets:
Cash	$5,426	-	$5,426
Total Current Assets	5,426	-	5,426

TOTAL ASSETS	$5,426	-	$5,426

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$-	2,000	$2,000
Due to Related Party	-	3,371	3,371
Total current liabilities	-	5,371	556,446

Preferred Stock, $0.0001 par value, 10,000,000 shares	$-	-	$-
authorized; none issued and outstanding
Common Stock, $0.0001 par value, 100,000,000 shares
authorized; 10,000,000 shares issued and outstanding	500	500	1,000
Additional paid in capital	9,500	(500)	9,000
Accumulated deficit	(4,574)	(5,371)	(9,945)
Total Stockholders’ Deficit	5,426	(5,371)	55

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,426	$-	$5,426

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011
(Unaudited)
(As Restated)

Statements of Operations for the three months ended February 28, 2011:

	As Originally Reported	Restatement Adjustments	As Restated

General and administrative expenses	1,512	2,605	4,117

Net loss	(1,512)	(2,605)	(4,117)

Net loss per common share – basic and diluted	(0.00)	-	(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	6,474,820	-	9,256,410

Statements of Operations for the nine months ended February 28, 2011:

	As Originally Reported	Restatement Adjustments	As Restated

General and administrative expenses	4,574	5,371	9,945

Net loss	(4,574)	(5,371)	(9,945)

Net loss per common share – basic and diluted	(0.00)	-	(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	6,474,820	-	5,466,030

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011
(Unaudited)
(As Restated)

Statements of Cash Flows for the three and nine months ended February 28, 2011:

	As Originally Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,574)	$(5,371)	$(9,945)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued expenses	-	2,000	2,000

Net Cash Used in Operating Activities	(4,574)	(3,371)	(7,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,000	-	10,000
Proceeds from related party advances	-	3,371	3,371

Net Cash Provided By Financing Activities	10,000	3,371	13,371

Net increase in cash	5,426	-	5,426

CASH AT BEGINNING OF PERIOD	$-	-	$-

CASH AT END OF PERIOD	$5,426	-	$5,426

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	-	-	-
Interest	-	-	-

A restated statement of changes in stockholders’ equity is not presented as the components of the restatement have been shown on the balance sheet table above, as well as disclosed in the explanatory note.

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

There were 10,000,000 shares of the Company’s Common Stock issued and outstanding, all of which are owned by our officers, as of the fiscal quarter ended February 28, 2011.

Initial Public Offering; Subsequent Event

On July 30, 2010, the Company filed a Registration Statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”).  Pursuant to the Registration Statement, the Company is offering on a “best-efforts” basis up to 2,000,000 shares of Common Stock at a price of $0.10 per share (the “Offering”). The Registration Statement was declared effective by the SEC on February 17, 2011 (the “Effective Date”).   Other than the shares in the Offering, no other source of capital has been identified or sought. If we experience a shortfall in operating capital, our officers have verbally agreed to advance the Company money to fund its operations.

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

On June 22, 2011, the Company closed on 137,500  shares of Common Stock pursuant to the Registration Statement and subsequently terminated the Offering.

In order to comply with the applicable securities laws of certain states, the securities were  not be offered or sold unless they were registered or qualified for sale in such states or an exemption from such registration or qualification requirement was available and with which the Company has complied. The purchasers in the Offering and in any subsequent trading market must be residents of such states where the shares have been registered or qualified for sale or an exemption from such registration or qualification requirement is available.

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit during the development stage of $(9,945) for the period from May 26, 2010 (inception) to February 28, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The following table provides selected financial data about our Company for the period from the date of inception through February 28, 2011. For detailed financial information, see the financial statements included in this Form 10-Q.

Balance Sheet Data:

Cash	$5,426
Total assets	$5,426
Total liabilities	$5,371
Shareholder’s equity	$55

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

Results of Operations

At February 28, 2011, we had $5,426 in cash.  As of February 28, 2011, we had no  revenues or costs of sales.  We had $4,117 in General and Administrative Expenses for the three months ended February 28, 2011, $9,945 for the nine months ended February 28, 2011, and $9,945 from the date of our inception on May 26, 2010 to February 28, 2011. Our Net Loss was $4,117 for the three months ended February 28, 2011, $9,945 for the nine months ended February 28, 2011 and $9,945 from the date of our inception on May 26, 2010 to February 28, 2011.  During the three and nine months ended February 28, 2011, we had $10,000 in proceeds from the issuance of 10,000 shares of our Common Stock to our officers and directors.

Liquidity and Capital Resources

As reflected in the accompanying financial statements to this Quarterly Report, at February 28, 2011, the Company had $5,426 in cash on hand.  The Company had a net loss of $9,945 and net cash used in operations was $7,945 for the period ended February 28, 2011. The Company is in the development stage and has not generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On July 30, 2010, the Company filed a Registration Statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”).  Pursuant to the Registration Statement, the Company is offering on a “best-efforts” basis up to 2,000,000 shares of Common Stock at a price of $0.10 per share (the “Offering”). The Registration Statement was declared effective by the SEC on February 17, 2011 (the “Effective Date”).   On June 22, 2011, the Company closed on   137,500 shares of Common Stock pursuant to the Registration Statement and subsequently terminated the Offering.  Other than the shares in the Offering, no other source of capital has been identified or sought. If we experience a shortfall in operating capital, our officers have verbally agreed to advance the Company money to fund its operations.

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

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period May 26, 2010 (date of inception) to February 28, 2011.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company's CEO and CFO and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of February 28, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Weaknesses

Our management has determined the following constitute material weaknesses resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

•We lack sufficient trained personnel with experience in accounting and financial reporting functions due to the limited size of our Company and our lack of financial resources to pay such personnel; and

•We do not have a sufficient number of employees to adequately segregate accounting duties to provide for sufficient internal controls.

Management also believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.
The Company does not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated.  In particular there is not a segregation of access to cash and the ability to authorize and record transactions.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we intend to retain a Chief Financial Officer and appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.  While we are actively seeking outside members, including candidates with accounting experience, we cannot provide any assurance that we will be successful. Given the size of our company, lack of revenues and current lack of financing to continue with our business, it is unlikely that anyone will agree to join our Board until general economic conditions and our own business prospects improve significantly.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

Initial Public Offering; Subsequent Event

On June 22, 2011, the Company closed on 137,500 of the 2,000,000 shares of Common Stock registered by the Company on a Form S-1 registration statement which was declared effective by the Securities and Exchange Commission on February 17, 2011. The Company subsequently terminated the offering.

Item 6. Exhibits.

No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON-AIR IMPACT, INC.

By:	/s/ DOROTHY WHITEHOUSE
Dorothy Whitehouse Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)

Date:	July 1, 2011