Form 10-K
period 2011-05-31
ON-AIR IMPACT, INC.
filed 2011-08-29
CIK 1493174

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year period ended: May 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ________________________ to _______________________________________

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
Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of the last business day of the Issuer’s most recently completed fiscal year May 31, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $0.

As of August 29, 2011, there were 10,142,500 shares of Common Stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

FORWARD LOOKING STATEMENTS

When used in this Annual Report, the words or phrases “will likely result,” “we expect,” “will continue,” “anticipate,” “estimate,” “project,” ”outlook,” “could,” “would,” “may,” or similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for products in a highly competitive market and the ability to attract future customers, the size and timing of additional significant orders and their fulfillment, the success of our business emphasis, the ability to finance and sustain operations, the ability to raise equity capital in the future, e and the size and timing of additional significant orders and their fulfillment. We have no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 1.  BUSINESS.

General

On-Air Impact, Inc. (the “Company,” “On-Air Impact,” “we,” “us,” “our” and similar phrases) was incorporated in the State of Nevada on May 26, 2010. On-Air Impact is a development stage company whose goal is to be engaged by sports and entertainment companies for consulting and analytical services. To date, we do not have any clients or revenue.

On July 30, 2010, the Company filed a Registration Statement on Form S-1(File No: 333-168413) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) pertaining to the Company’s initial public offering (the “Offering”) of 2,000,000 shares of the Company’s common stock registered under the Securities Act of 1933, as amended, at a purchase price of $0.10 per share. The SEC declared the Registration Statement, as amended, effective on February 17, 2011.The Offering was conducted on a “best efforts” basis by the Company’s officers and directors. On June 22, 2011, the Company closed on the sale of 137,500 shares of common stock pursuant to the Registration Statement and subsequently terminated the Offering. The Company received $13,750 in gross proceeds from the Offering.

There is presently no public market for our common stock. Since the consummation of our initial public offering on June 22, 2011, we have been in the process of soliciting a FINRA-registered broker-dealer to apply to have our common stock quoted on the OTC Bulletin Board.  To date, we have not been successful in soliciting a broker-dealer and we cannot provide any assurance that we will able to do so or that their application with be successful or that a public market will materialize or be sustained. Any trading market that may develop in the future for our common stock will most likely be very volatile; and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. In the event that we lose our status as a "reporting issuer," any future quotation of our Common Stock on the OTC Bulletin Board may be jeopardized.

Overview

Our core business will be focused on providing feedback regarding brand exposures occurring during televised broadcasts. Each of the brand detections will be reported to the client with corresponding exposure time and an overall evaluation of Image Exposure Quality (i.e. “is the image clear, in focus, and un-cluttered”). Results are given a “Brand Value” which calculates the effectiveness and return of investment of the brand exposure.

Goals

Our goals are as follows:

•
First, to commission a consumer research project by a research firm within the next 6 months. We estimate that it will take 6 months to complete the study.  The goal of the study will be to quantify the value of 30-second commercial spot. Once completed, this data will be used to rank, in sequential order, the value of most on-air exposures. For example, if commercial units were selling for $100,000 per 30 seconds, and signage is valued (via the research) at 25% the value of a 30-second spot, then the signage is valued at $25,000 per 30 seconds. The research project is the first step in our business model to help us form a basis upon which we can evaluate a sponsor’s return of investment (“ROI”) on buying advertising space to provide information for our custom computer software program discussed in the step below.

•
Second, after the research project is completed, to use the data to develop custom software by an outside programmer. We estimate that it will take 6 months to develop the custom software. This software will focus on assigning values to advertisements’ duration, size, screen positioning, broadcast timing, occlusion (when a message/logo is obstructed or blocked) and clutter (the large volume of advertising messages that the average consumer is exposed to on a daily basis).

•
Third, to work with a website developer to complete an end user web interface. This final process starts when the software data output is inputted into the program. From there, the data is filtered through our custom software which will score each exposure.  This will provide an output that will be expressed in the form of a range of what the brand exposure is worth.

Our mission is to provide our clients with an understanding of the impact and effectiveness of the placement, if any, of company advertisements at various sporting events.  We also intend to offer consulting services to our clients regarding how to maximize their marketing investments.

We are an information provider to the marketing industry (e.g., advertising agencies, marketing departments of consumer brands), focusing on one single objective: to deliver invaluable insights into best practice marketing solutions in the sponsorship (e.g. advertising agencies) and branded content space.

Media, Advertisers, and Agency Need

For decades, advertisers, sponsors and media / sponsorship agencies have relied on Nielsen Media Research to provide a ratings system which measures television viewership. This rating system, in turn, is used by broadcasters and advertisers to negotiate the cost of a 30-second commercial spot. Henceforth, the negotiations are relatively simple, as both parties have agreed upon a universal system of measurement and pricing.  With the increase in available alternate forms of brand messaging (more cable networks, growth of digital), there is more competition for advertising and sponsorship dollars. In response, Media Groups are offering in-program “added value” branding opportunities to entice investment dollars.  The concept of “added value” is that the customer gains some additional marketing advantage without having to pay for it - or pay very little, compared with its value to the customer. FedEx logo might be the up on the screen/TV as a sponsor of ESPN's bottom-line (scores/updates) once during a telecast.  Unlike the widely adopted Nielsen ratings system for the 30-second unit, there is currently not an effective way to measure these newly created, on-air “added value” assets.

OPERATING STRATEGIES

Formation of the Core Offering

Consumer Research Project

Upon the obtainment of sufficient funds, we will commission a consumer research project with an outside research firm.  The report will be on an exclusive basis and not available to our competitors.  With a representative sample of 900 sports respondents, the goal of the study will be to equate consumer perceptions of on-air sponsor detections (In-Stadium and On-Air signage, Animated Billboards, etc.) with the common currency in the television marketplace, the 30-second commercial unit. Once completed, this data will be used to rank, in sequential order, the value of most on-air exposures. For example, if commercial units were selling for $100,000 per 30 seconds, and signage is valued (via the research) at 25% the value of a 30-second spot, then the signage is valued at $25,000 per 30 seconds.

Proprietary Software Program

After the research program is completed we intend to engage a software developer to develop on an exclusive basis customized Image Recognition Software. Our software will not be available to our competitors based on our contractual agreement with any software programmer. The custom software will be used to isolate, identify and analyze the value each client’s brand image occurring on screen. Once the image is identified, the software will assign characteristic values based on the following variables: duration, size, screen positioning, broadcast timing, occlusion, and clutter.

Customized Reports

In the beginning phase of the business, to minimize costs,  client specific reports will be provided to customers, based on that particular client’s objectives (e.g., what is the value of FedEx placing an ad behind home plate at a baseball game). Both an excel spreadsheet (exposure times and values) and PowerPoint (remainder of report) format will be used. To save on shipping costs, and complete a quick turnaround (if needed) this can be emailed to the customer and printed out on their own paper (environmentally sensitive).

Password Protected Website

The generated data and information will be available to clients through a web-based, security-enabled system. On-Air Impact will work a full-service web and IT group to develop and manage the website. It will be imperative that the information be delivered in a user-friendly format.  The web-based interface will allow clients to:

•	generate reports
•	query based on given variables
•	look up historical data
•	juxtapose data from separate reports

Merging the market study with the software program

Once the software program isolates and reports on the various sponsor detections, the data will be transferred to On-Air Impact’s-owned server. From there, the data will pass through a “scoring system” filter (developed by the On-Air Impact Principals), which scores each detection based on characteristics derived from the software.

After passing through the scoring system, a calculation will provide an evaluation of the sponsor’s advertisements.   The evaluation will be expressed in a monetary range (e.g., from 60,000 to 75,000).  Our competitors will not have direct access to our scoring software nor will it be available to be purchased from the outside programmer.

Consultative Services

We will also provide consulting services to our clients on how to maximize the effectiveness and value of their advertisements.  Dorothy Whitehouse, our CEO, has vast industry experience in this area and she intends to utilize her industry knowledge to consult the Company’s clients.  From 2000 to 2006, Dorothy served as Vice President of Sports and On-Air Management at ESPN ABC Sports. While at ESPN ABC Sports, Dorothy was charged with overseeing all aspects of the Company’s partnership with the leagues they had associations with and generating major sponsorship related revenues across the various media divisions.

COMPETITIVE OVERVIEW

Competition Analysis

Overview

While several companies are engaged to some degree in the valuation measurement space, two companies, Image Impact and Repucom, have gained both market leadership status. On-Air Impact will compete directly for market share against these leaders, who have greater brand recognition and resources than us.

In order to compete with our competitors, Dorothy Whitehouse, our Chief Executive Officer, will use her vast industry contacts to set up meetings and presentations during which Ms. Whitehouse will demonstrate the Company’s proprietary software and website and to hopefully attain clients.  From 2000 to 2006, Dorothy served as Vice President of Sports and On-Air Management at ESPN ABC Sports. While at ESPN ABC Sports, Dorothy was charged with overseeing all aspects of the Company’s partnership with the leagues they had associations with and generating major sponsorship related revenues across the various media divisions.

Patents and Trademarks

At the present, we do not have any patents or trademarks. As our business grows, we intend to apply for patents and trademarks to protect our proprietary software and other intellectual property,

Need for any Government Approval of Products or Services

We do not require any government approval for our services.

Government and Industry Regulation

We will be subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

Research and Development Activities

Other than time spent researching our proposed business, the Company has not spent any funds on research and development activities to date.

Environmental Laws

Our operations are not subject to any environmental laws.

Employees and Employment Agreements

We currently have two employees, Dorothy Whitehouse, our Chief Executive Officer, President and director, and Edward Whitehouse, our Secretary, Treasurer and director. Dorothy and Edward are spouses and are responsible for the primary operation of our business. There are no formal employment agreements between the Company and Edward and Dorothy Whitehouse.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We have limited cash on hand and there is substantial doubt as to our ability to continue as a going concern.

As of May 31, 2011, we had $2,882 cash on-hand and our stockholder’s deficit was $(5,054), and there is substantial doubt as to our ability to continue as a going concern. In our auditors audit report dated August 19, 2011 as of and for the period ended May 31, 2011, they have expressed their doubt as to our ability to continue as a going concern.

On June 22, 2011, we sold 137,500 shares of common stock in our initial public offering for $13,750 in gross proceeds.  We do not currently have enough capital to implement our business plan or to fund our anticipated operations for the next 12 months.   The going concern opinion of the auditors might negatively impact our ability to raise capital to fund our operations or pursue our business strategy and your ability to sell your shares of the Company's common stock.

We have a limited an operating history and have not generated any revenues to date which will make it difficult to evaluate an investment in our common stock.

To date, we do not have an operating history which may make it difficult for you to evaluate our business and prospects based on prior performance. We have no revenues, and our business model requires us to secure working capital for to implement our business strategy. If our model fails, then we will fail as a company.

We have incurred operating losses since our formation and expect to incur losses in the foreseeable future. We will need to generate significant revenues in order to become profitable, and we may never do so.

At May 31, 2011, we had $2,882 cash on-hand and our stockholders’ deficit was $(5,054), and there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve or maintain profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

Edward Whitehouse and Dorothy Whitehouse, the only officers and directors of our Company, currently devote a total of approximately 20 hours per week to Company matters which could result in their inability to properly manage company affairs, resulting in our remaining a start-up company with no revenues or profits.

Our business plan does not provide for the hiring of any additional employees until revenue will support the expense. Until that time, the responsibility of developing the Company's business and fulfilling the reporting requirements of a public company all fall upon Edward and Dorothy Whitehouse. We have not formulated a plan to resolve any possible conflict of interest with their other business activities. In the event they are unable to fulfill any aspect of their duties to the Company, we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

We do not yet have any substantial assets and are dependent upon our officers and directors who have verbally agreed to fund our operations, which could end at any time, and which would increase our liabilities and could have a negative effect on your common stock.

At May 31, 2011, we had $2,882 in assets and limited capital resources. We received $13,750 in net proceeds from the sale of 137,500 shares of common stock in our initial public offering consummated on June 22, 2011.  We do not believe such proceeds will be sufficient to sustain our operations for the next twelve months. To date, our operations have primarily been funded by our Officers and Directors pursuant to a verbal, non-binding agreement and they have agreed to personally fund the Company’s overhead expenses, including legal, accounting, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. As of the date of this report, there are currently no monies owed to our Officers and Directors pursuant to this verbal agreement. Unless the Company begins to generate sufficient revenues to finance operations as a going concern, the Company will be dependent on our Officers and Directors’ ability and willingness to fund our operations.  They are not contractually obligated to do so and could stop at any time.  In that event, we might experience liquidity and solvency problems which could force us to cease operations if additional financing is not available on favorable terms, if at all.  Even if our Officers and Directors agree to fund our operations, it will be reflected as a liability on the Company’s financial statements which would negatively impact the value of our common stock.

Also, as a public company, we will incur professional and other fees in connection with our quarterly and annual reports and other periodic filings with the SEC.  Such costs can be substantial and we must generate enough revenue or raise money from offerings of securities or loans in order to meet these costs and our SEC filing requirements.

We are highly dependent on the services of Edward and Dorothy Whitehouse, our only officers and directors.

Our Officers and Directors, Edward and Dorothy Whitehouse, work on a part-time basis. In order to grow and implement our business plan, we will need to add managerial talent and other administrative personnel. There is no guarantee that we will be successful in adding such managerial talent and administrative personnel due to our limited size and lack of resources. Also, Edward and Dorothy Whitehouse provide us office space, free of charge. Our loss of their services would require us to obtain alternative office space for which we could expect to pay rent. Our inability to attract and retain talent management and personnel could adversely affect our business plan which would negatively affect the price of our common stock.

Our competitors have greater brand recognition and resources than we do.  We may not be able to compete successfully with current and future competitors.

We have many competitors in the sports and entertainment consulting service industry. We will compete, with other companies, most of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all. In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of financial change, evolving standards and competitors' innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could fatally damage our business and chances for success.

Our business analysis studies might not be accepted by sports and entertainment companies.

Our proposed business model involves using a proprietary system of brand and advertisement analysis and might not be accepted by sports and entertainment clients as being valid.  Our inability to attract and retain clients will cause our business to fail.

Our Company is small and will remain small for the near future and established sports and entertainment companies may not engage us to limited size and limited resources.

Our Company currently only has two employees and we intend to remain leanly staffed until we are able to hire additional personnel.  Established sports and entertainment companies might opt to engage larger, well established consulting companies due their longer operating history and greater resources.

We intend to develop websites which will use proprietary intellectual property.  Third parties may copy or otherwise obtain and use our proprietary information without our authorization or develop similar technology independently.

We will regard substantial elements of our websites and underlying technology as proprietary. Despite our precautionary measures, third parties may copy or otherwise obtain and use our proprietary information without authorization, or develop similar technology independently. Any legal action that we might bring or other steps we might take to protect this property could be unsuccessful, expensive and distract management from day-to-day operations.

Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we can give no assurance regarding the future viability or value of any of these proprietary rights.

Computer system failures and interruptions could disrupt our business, and frequent prolonged failures and interruptions could end up harming our business reputation and operations.

Temporary or permanent outages of our computers or software equipment could have an adverse effect on our business. Our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events.

Our computer systems may be susceptible to experienced computer hackers who could misappropriate proprietary and customer information which could harm our business reputations and operations.

If a hacker were to penetrate our network security, they could misappropriate proprietary information, cause interruptions in our services, dilute the value of our offerings to customers and damage customer relationships. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to system damage, operational disruption, loss of data, litigation and other risks of loss or harm.

Our website will be new and will be continuously developing as our business grows.  Our business might be adversely affected if there are too many interruptions to our computer systems or if our websites are too slow.

Any failure of our computer systems that causes interruption or slower response time of our web sites or services could result in a smaller number of users of our web sites. If sustained or repeated, these performance issues could reduce the attractiveness of our web sites to consumers and our subscription products and services. Increases in the volume of our web site traffic could also strain the capacity of our existing computer systems, which could lead to slower response times or system failures. We may not be able to project accurately the rate, timing or cost of any increases in our business, or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

We are a small company and might have difficulty keeping up with new technological advances which could render our proprietary technologies obsolete.

The Internet and online commerce industries are characterized by rapid technological change, changing market conditions and customer demands, and the emergence of new industry standards and practices that could render our website and proprietary technology obsolete. Our future success will substantially depend on our ability to enhance our existing services, develop new services and proprietary technology and respond to technological advances in a timely and cost-effective manner. The development of other proprietary technology entails significant technical and business risk. There can be no assurance that we will be successful in developing and using new technologies or adapt our proprietary technology and systems to meet emerging industry standards and customer requirements. If we are unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, or if our new products and electronic commerce services do not achieve market acceptance, our business, prospects, results of operations and financial condition would be materially adversely affected.

Customers might not trust our website’s security since we are a small company.  Internet commerce security threats could pose a risk to our online sales and overall financial performance.

A significant barrier to online commerce is the secure transmission of confidential information over public networks. We will rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities; new discoveries in the field of cryptography or other developments will not result in a compromise or breach of the algorithms used by us and our partners to protect consumer’s transaction data. If any such compromise of security were to occur, it could have a materially adverse effect on our business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and the privacy of users may also hinder the growth of online services generally, especially as a means of conducting commercial transactions. To the extent that our activities, our partners or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. There can be no assurance that our security measures will not prevent security breaches or that failure to prevent such security breaches will not have a materially adverse effect on our business, prospects, financial condition and results of operations.

We are a small company with limited resources and might not be able to stop or pursue legal remedies against third parties which acquire domain names similar to, or infringe upon, our domain names.

We will hold various Web domain names relating to our brand. The acquisition and maintenance of domain names is generally regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names in all of the countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our proprietary rights. Any such inability could have a materially adverse effect on our business, prospects, financial condition and results of operations.

We may face possible liability for information displayed on our web sites. We might not enough resources to fully defend ourselves.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our web site and across our distribution network. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites and distribution network through links to other Web sites.

We currently only have two employees and we might not be able to manage our growth effectively.

We must continually implement and improve our products and/or services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product design, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. If we fail to implement and improve these operations, there could be a material, adverse effect on our business, operating results and financial condition.

We currently only have two employees and are a small company without revenues.  If we do not continually update our services on a timely basis, they may become obsolete and we may not be able to compete with other companies who have greater resources than us.

We cannot assure you that we will be able to keep pace with advances or that our services will not become obsolete. We cannot assure you that competitors will not develop related or similar services and offer them before we do, or do so more successfully, or that they will not develop services and products more effective than any that we have or are developing. If that happens, our business, prospects, results of operations and financial condition will be materially adversely affected.

We do not maintain any officer and director insurance coverage.  We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of Nevada law.  Any money we spend on defending or indemnifying our officers and directors will result in less money for us to run our business which could have a material adverse effect on our business.

We are a Nevada corporation. Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Nevada law also authorizes Nevada corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

We currently do not maintain any insurance coverage. In the event that we are found liable for damage or other losses, we would incur substantial and protracted losses in paying any such claims or judgments. We have not maintained liability insurance in the past, but intend to acquire such coverage immediately upon resources becoming available. There is no guarantee that we can secure such coverage or that any insurance coverage would protect us from any damages or loss claims filed against it.

We are small company and may attempt to acquire businesses and technologies which we believe are strategic fit with our Company.  If we engage in any acquisition, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition.

We may attempt to acquire businesses, technologies, services or products or license technologies that we believe are a strategic fit with our business. We have limited experience in identifying acquisition targets, and successfully completing and integrating any acquired businesses, technologies, services or products into our current infrastructure. The process of integrating any acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize our anticipated benefits.

We currently rely on our two officers and directors’ assistance to run our business. We may engage in transactions that present conflicts of interest.

The Company’s officers and directors may enter into agreements with the Company from time to time which may not be equivalent to similar transactions entered into with an independent third party. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While we believe that it will take prudent steps to ensure that all transactions between the Company and any officer or director is fair, reasonable, and no more than the amount it would otherwise pay to a third party in an “arms’-length” transaction, there can be no assurance that any transaction will meet these requirements in every instance.

Risks Relating to Ownership of Our Common Stock

There is no active market for our Common Stock. One may never develop or if developed, be sustained and you could lose your investment in our Common Stock.

No Public Market for Common Stock

There is presently no public market for our common stock. Since the consummation of our initial public offering on June 22, 2011, we have been in the process of soliciting a FINRA-registered broker-dealer to apply to have our common stock quoted on the OTC Bulletin Board.  To date, we have not been successful in soliciting a broker-dealer and we cannot provide any assurance that we will able to do so or that their application with be successful or that a public market will materialize or be sustained. Any trading market that may develop in the future for our common stock will most likely be very volatile; and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. In the event that we lose our status as a "reporting issuer," any future quotation of our Common Stock on the OTC Bulletin Board may be jeopardized.

The failure to comply with the internal control evaluation and certification requirements of Section 404 of Sarbanes-Oxley Act could harm our operations and our ability to comply with our periodic reporting obligations.

Our Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This process may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors, which could adversely affect our ability to comply with our periodic reporting obligations under the Exchange Act and the OTC Bulletin Board.

Our common stock will be subject to the "Penny Stock" rules of the SEC and the trading market, if one is ever established, in our common stock could be limited, which could make transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 of the Exchange Act which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The price of our shares of common stock in the future may be volatile.

If a market develops for our common stock, of which no assurances can be given, the market price of our common stock will likely be volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including: technological innovations or new products and services by us or our competitors; additions or departures of key personnel; sales of our Common Stock; our ability to integrate operations, technology, products and services; our ability to execute our business plan; operating results below expectations; loss of any strategic relationship; industry developments; economic and other external factors; and period-to-period fluctuations in our financial results. Because we have a very limited operating history with limited to no revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our stockholders will be diluted if and when we issue additional common stock.

Our current shareholders own an aggregate of 10,142,500 shares of common stock.  Upon our sale or other issuance of our common stock, our stockholders will experience immediate dilution which may be substantial and expose them to the risk of loss in their investment of our common stock

We have never paid and we might never pay dividends.

To date, we have not paid any cash dividends on our common stock. Even if we become profitable in the future, it is likely that we will retain much or all of our future earnings to finance future growth and expansion.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our executive office is currently located at The Courts of Red Bank, 130 Maple Avenue, Suite 6D, Red Bank, NJ 07701. This space is provided to us free of charge by our officers and directors. We currently believe that our current space is adequate and do not believe that we will need additional space within the next 12 months.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings nor do we have knowledge of any pending or threatened legal claims.

ITEM 4.  (Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is presently no public market for our common stock. Since the consummation of our initial public offering on June 22, 2011, we have been in the process of soliciting a FINRA-registered broker-dealer to apply to have our common stock quoted on the OTC Bulletin Board.  To date, we have not been successful in soliciting a broker-dealer and we cannot provide any assurance that we will able to do so or that their application with be successful or that a public market will materialize or be sustained.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

If and when a public trading market develops for our common stock, it most likely will be a penny stock. The penny stock disclosure requirements could have the effect of reducing the trading activity in the secondary market for our common stock. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of May 31, 2011, we had 2 record holders of our common stock.  As of August 29, 2011, we had 33 record holders of our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of “blank check” preferred stock in one or more designated series, each of which shall be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, without stockholders’ approval, within any limitations prescribed by law and our Certificate of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

(a)	the rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

(b)	whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

(c)	the amount payable upon shares of preferred stock in the event of voluntary or involuntary liquidation;

(d)	sinking fund or other provisions, if any, for the redemption or purchase of shares of preferred stock;

(e)	the terms and conditions on which shares of preferred stock may be converted, if the shares of any series are issued with the privilege of conversion;

(f)
voting powers, if any, provided that if any of the preferred stock or series thereof shall have voting rights, such preferred stock or series shall vote only on a share for share basis with our Common Stock on any matter, including but not limited to the election of directors, for which such preferred stock or series has such rights; and

(g)
subject to the above, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as our board of directors may, at the time so acting, lawfully fix and determine under the laws of the State of New Jersey.

As of the date of this Annual Report, we do not have any shares of Preferred Stock issued and outstanding, nor have we designated any classes of Preferred Stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Other Information

There is no common equity of the Company:

i.	That is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant;

ii.
That could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, other than the shares held by the Company’s officers and directors, or that the Company has agreed to register under the Securities Act for sale by security holders; or

iii.
That is being, or has been publicly proposed to be, publicly offered by the Company (including common equity being offered pursuant to an employee benefit plan or dividend reinvestment plan), the offering of which could have a material effect on the market price of the Company’s common equity.

ITEM 6. SELECTED FINANCIAL DATA.

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors" and elsewhere in this report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this report.

Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “On-Air Impact” in this section collectively refer to Air Impact, Inc.

Organizational History

General

We were incorporated in the State of Nevada on May 26, 2010. We are a consulting and analytics company serving the sports and entertainment industry. Our business is to provide clients with measurement, valuation and analysis of on-air branded elements by merging technology, research and industry experience. Our mantra is “Helping clients make smarter decisions.”

On July 30, 2010, we filed a Registration Statement on Form S-1(File No: 333-168413) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) pertaining to our initial public offering (the “Offering”) of 2,000,000 shares of our common stock registered under the Securities Act of 1933, as amended, at a purchase price of $0.10 per share. The SEC declared the Registration Statement, as amended, effective on February 17, 2011.The Offering was conducted on a “best efforts” basis by our officers and directors. On June 22, 2011, we closed on the sale of 137,500 shares of common stock and subsequently terminated the Offering. We received a total of $13,750 in gross proceeds from the Offering.

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $(15,554) for the period from May 26, 2010 (inception) to May 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

 The following table provides selected financial data about our company for the period from the date of inception through May 31, 2011.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:

Cash	$2,882
Total assets	$2,882
Total liabilities	$(7,936)
Shareholders’ deficit	$(5,054)

Other than the gross proceeds of $13,750 from the sale of 137,500 shares sold in our initial public offering consummated on June 22, 2011, one other source of capital has been identified. In 2011, the Company received an advance from the Company’s Chief Executive Officer for $4,196. This advance is non interest bearing, unsecured and due on demand. If we experience a shortfall in operating capital, our officers and directors have verbally agreed to loan the Company funds.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Proposed Milestones to Implement Business Operations

The following milestones are based on the estimates made by management. The working capital requirements and the projected milestones are approximations and subject to adjustments. Our 12-month budget is based on minimum operations. If we begin to generate profits, we will increase our marketing and sales activity accordingly. We estimate sales to begin approximately eighteen (18) months following closing of the Offering on June 22, 2011 based on the time to complete the consumer research study (6 months) and software program (estimated to be completed 6 months after the completion of the consumer research study). The costs associated with operating as a public company are included in our budget.  Management believes that the costs of operating as a public company (as opposed to a private company) could have a material negative impact on the Company’s results of operations and liquidity and could place a significant drain on capital resources.  Management will be responsible for the preparation of the required documents to keep the costs to a minimum. Since were not able to raise the entire amount contemplated by the Offering, Mrs. Dorothy Whitehouse and Mr. Edward Whitehouse have committed to personally fund our venture for an indefinite period of time to facilitate our ability to attain the following operational milestones.

The funding of the Company by our Officers and Directors will create a further liability to the Company to be reflected on the Company’s financial statements. Our Officers’ and Directors’ commitment to personally fund the Company is not contractual and could cease at any moment in her sole and absolute discretion. We plan to complete our milestones as follows:

First, we will commission a research project and engage a third party research firm within the next six months following the completion of the Offering on June 22, 2011. We estimate that it will take six months to complete the study. We anticipate the study to cost us on average $55,000 based on our conversations with have had with several research companies.  Our Officers and Directors have verbally agreed to fund the cost if we do not have sufficient funds. The goal of the study is to equate consumer perceptions of on-air sponsor detections with the common currency in the television marketplace, the 30-second commercial spot.

Second, once the above-referenced study is completed, we will commission custom software to be developed by an outside programmer.  We estimate that it will take six months to develop the software. We anticipate commissioning this program once the above-referenced study is completed and that it will take approximately three months to complete.  We estimate the cost of the program to cost on average $25,000 based on our conversations we have had with several software developers and our officers and directors have verbally agreed to fund this.  This software will assign characteristic values to each individual exposure detected based on duration, size, screen positioning, broadcast timing, occlusion (when a message/logo is obstructed or blocked) and clutter (the large volume of advertising messages that the average consumer is exposed to on a daily basis). Ultimately, when complete, we believe that the software will deliver the highest level of accuracy in the sports and entertainment sector.

Third, On-Air Impact will work with an outside website developer to complete the process from server hosting to creation of an end user web interface. We anticipate commissioning this program once the above-referenced software is completed and that it will take approximately three to six months to complete.  We estimate the cost of the website to cost an average $25,000 based on conversations with have had with several website developers and our officers and directors have verbally agreed to fund this if we do not have sufficient funds. This final process starts when the software data output is inputted into the server. From there, the data is filtered through a proprietary grading system which simultaneously scores each exposure while incorporating the results of the market study. This will provide an output that will be expressed in the form of a “monetary range”, which accounts for standard deviations in the market study as well as accepted accuracy levels of the software.

The estimated cost to be borne for the consumer research study to be conducted is approximately $55,000 and the development of the software program is approximately $25,000.   Our Officers and Directors have verbally agreed to fund these projects if we do not have sufficient funds.

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

Liquidity and Capital Resources

As of May 31, 2011, we had $2,882 cash on-hand and our stockholders’ deficit was $(5,054), and there is substantial doubt as to our ability to continue as a going concern. To date, our operations have been primarily funded by our Officers and Directors pursuant to a verbal, non-binding agreement. Mrs. Dorothy Whitehouse and Mr. Edward Whitehouse have agreed to personally fund the Company’s overhead expenses, including legal, accounting, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. As of the date of this report, there are currently no monies owed to our Officers pursuant to this verbal agreement.

On July 30, 2010, we filed a Registration Statement on Form S-1(File No: 333-168413) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) pertaining to our initial public offering (the “Offering”) of 2,000,000 shares of our common stock registered under the Securities Act of 1933, as amended, at a purchase price of $0.10 per share. The SEC declared the Registration Statement, as amended, effective on February 17, 2011.The Offering was conducted on a “best efforts” basis by our officers and directors. On June 22, 2011, we closed on the sale of 137,500 shares of common stock and subsequently terminated the Offering. We received a total of $13,750 in gross proceeds from the Offering.

We currently do not have sufficient capital to fund our operations for the next 12 months.  Our Officers and Directors have agreed to fund our operations for the foreseeable future pursuant to a verbal non-binding agreement.  We believe that we will start to generate revenue within the next 12 months by using our CEO’s industry contacts to obtain clients.  We estimate that we will need at least $100,000 to sustain our operations during such period. We will need to raise capital within the next 12 months to sustain our operations and implement our business plan.  We might not be able to generate revenue or continue operations and our shareholders will ultimately end up holding stock in a company that has no revenue, no market for its common stock, and could potentially be forced to shut down operations.

Results of Operations

For the year ended May 31, 2011, the Company had a net loss of $15,034 comprised exclusively of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

For the period ended May 31, 2010, the Company had a net loss of $520 comprised exclusively of general and administrative expenses.

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

Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure.  Also, see Note 3 regarding going concern matters.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
On-Air Impact, Inc.

We have audited the accompanying balance sheets of On-Air Impact, Inc. (a development stage company) as of May 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years ended May 31, 2011 and 2010 and from May 26, 2010 (inception) to May 31, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On-Air Impact, Inc. (a development stage company) as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended May 31, 2011 and 2010 and from May 26, 2010 (inception) to May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $15,034 and net cash used in operations of $11,314 for the year ended May 31, 2011, and a working capital deficit and stockholder’s deficit of $5,054 at May 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
August 19, 2011

On-Air Impact, Inc.
(A Development Stage Company)
Balance Sheets

	May 31, 2011	May 31, 2010

ASSETS

Current assets
Cash	$2,882	$-
Total current assets	2,882	-

Total assets	$2,882	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,740	$520
Due to related party	4,196	-
Total current liabilities	7,936	520

Stockholders' Deficit:
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 shares authorized, 10,005,000 and 5,000,000 issued and outstanding	1,000	500
Additional paid-in-capital	9,500	4,500
Deficit accumulated during the development stage	(15,554)	(520)
Stock subscription receivable - related party	-	(5,000)
Total stockholders' deficit	(5,054)	(520)

Total liabilities and stockholders' deficit	$2,882	$-

See accompanying notes to  financial statements

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Operations

			From May 26, 2010
	Years ended		(Inception) to
	May 31, 2011	May 31, 2010	May 31, 2011

General and administrative expenses	$15,034	$520	$15,554

Net loss	$(15,034)	$(520)	$(15,554)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	7,383,726	5,000,000	7,351,514

See accompanying notes to  financial statements

On-Air Impact, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
Years ended May 31, 2011 and 2010 and from May 26, 2010 (Inception) to May 31, 2011

				Deficit
				Accumulated
				During The		Total
	Common Stock, $0.0001 Par Value		Additional	Development	Stock Subscription	Stockholders'
	stock	Amount	Paid in Capital	Stage	Receivable	Deficit

Issuance of common stock for subscription - related party ($0.0001/share)	5,000,000	500	4,500	-	(5,000)	-

Net loss - period ended May 31, 2010	-	-	-	(520)	-	(520)

Balance, May 31, 2010	5,000,000	500	4,500	(520)	(5,000)	(520)

Proceeds received from stock subscription - related party	-	-	-	-	5,000	5,000

Issuance of common stock for cash - related party ($0.0001/share)	5,000,000	500	4,500	-	-	5,000

Issuance of common stock for services ($0.10/share)	5,000	-	500	-	-	500

Net loss - 2011	-	-	-	(15,034)	-	(15,034)

Balance, May 31, 2011	10,005,000	$1,000	$9,500	$(15,554)	$-	$(5,054)

See accompanying notes to financial statements

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From May 26, 2010
	Years ended		(Inception ) to
	May 31, 2011	May 31, 2010	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,034)	$(520)	$(15,554)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	500	-	500
Changes in operating assets and liabilities:
Accounts payable	3,220	520	3,740
Net cash used in operating activities	(11,314)	-	(11,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	4,196	-	4,196
Proceeds from issuance of common stock - related party	5,000	-	10,000
Proceeds received from stock subscription - related party	5,000	-	-
Net cash provided by financing activities	14,196	-	14,196

Net increase in cash	2,882	-	2,882

Cash - beginning of period/year	-	-	-

Cash - end of period/year	$2,882	$-	$2,882

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non Cash Financing Activity:

Issuance of common stock for subscription - founders	$-	$5,000	$-

See accompanying notes to  financial statements

ON-AIR IMPACT, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2011 and 2010

Note 1 Nature of Operations

Nature of Operations

On-Air Impact, Inc. (“the Company”) was incorporated in State of Nevada on May 26, 2010.

The Company is a development stage consulting company intending to serve the sports and entertainment industry .

The Company’s fiscal year end is May 31.

Note 2 Summary of Significant Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan.  The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company's operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure.  Also, see Note 3 regarding going concern matters.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.

Such estimates and assumptions impact, among others, the following: the fair value of share-based payments, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of May 31, 2011 and 2010, there were no cash equivalents.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

☐	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

☐
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted primarily of accounts payable and due to related party. The carrying amounts of the Company's financial instruments generally approximated their fair values as of May 31, 2011 and 2010, respectively, due to the short-term nature of these instruments.

Earnings(loss) per share

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

The computation of basic and diluted loss per share for the years ended May 31, 2011 and 2010 and from May 26, 2010 (Inception) to May 31, 2011 is equivalent since the Company reported a net loss. The Company also has no common stock equivalents.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At May 31, 2011 and 2010, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $15,034 and net cash used in operations of $11,314 for the year ended May 31, 2011; and has a working capital deficit and a stockholders’ deficit of $5,054 at May 31, 2011. The Company is in the development stage and has not generated revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Related Party Transactions

Loan payable

In  2011, the Company received an advance from the Company’s Chief Executive Officer for $4,196. This advance is non interest bearing, unsecured and due on demand.

Rent services

During the years ended May 31, 2011 and 2010, office space was provided by the Company’s Chief Executive Officer, free of charge. The amount of rent would be nominal.

Note 5 Stockholder’s Deficit

(A) Stock issued for cash and subscription receivable

Period Ended May 31, 2010

On May 26, 2010, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer for a stock subscription receivable of $5,000 ($0.0001/share). The $5,000 was received in 2011.

Year Ended May 31, 2011

On December 8, 2010, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer for $5,000 ($0.0001/share).

(B) Stock issued for services

Year Ended May 31, 2011

On May 19, 2011, the Company issued 5,000 shares of common stock to a consultant, in exchange for services rendered, having a fair value of $500 ($0.10/share), based upon the fair value of the services rendered, which was the best evidence of fair value.

Note 6 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has net operating loss carryforwards for tax purposes totaling approximately $10,000 at May 31, 2011, expiring through  2031. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at May 31, 2011 and 2010 are approximately as follows:

	2011	2010
Gross deferred tax assets:
Net operating loss carryforwards	$(3,000)	$	(-)
Total deferred tax assets	3,000		-
Less: valuation allowance	(3,000)		(-)
Net deferred tax asset recorded	$-		$-

The valuation allowance at May 31, 2010 was $0. The net change in valuation allowance during the year ended May 31, 2011 was an increase of approximately $5,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2011 and 2010, respectively.

The actual tax benefit differs from the expected tax benefit for the periods ended May 31, 2011 and 2010, respectively, (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	2011	2010

Expected tax expense (benefit) - Federal	$(5,000)	$-
Non-deductible stock compensation	2,000	-

Change in valuation allowance	3,000	-
Actual tax expense (benefit)	$-	$-

Note 7 Subsequent Events

Issuance of Common Stock for Cash

On June 22, 2011, the Company issued 137,500 shares of common stock for $13,750 ($0.10/share).  Of the total, 34,000 shares were issued to related parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  effective.

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

As of May 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Weaknesses

Our management has determined the following constitute material weaknesses resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

■
We lack sufficient trained personnel with experience in accounting and financial reporting functions due to the limited size of our Company and our lack of financial resources to pay such personnel; and

■	We do not have a sufficient number of employees to adequately segregate accounting duties to provide for sufficient internal controls.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we retained an outsourced  Chief Financial Officer (our former independent registered public accounting firm) and we intend to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the respective names, ages and positions of our directors and executive officers as well as the year that each of them commenced serving as a director of the Company. All directors serve for a period of one year or until their successors are elected and qualified.

Person and Position:	Age:	Held Position Since:
Dorothy Whitehouse Chief Executive Officer, President and Director (Principal Executive Officer and	39	May 26, 2010
Principal Financial Officer)

Edward Whitehouse Secretary, Treasurer and Director	40	May 26, 2010

Management and Director Biographies

Each of the foregoing person(s) may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

Dorothy Whitehouse – Chief Executive Officer, President and Director.

From 2000 to 2006, Dorothy served as Vice President of Sports and On-Air Management at ESPN ABC Sports. While at ESPN ABC Sports, Dorothy was charged with overseeing all aspects of the Company’s partnership with the leagues they had associations with and generating major sponsorship related revenues across the various media divisions. From 2006 Dorothy served as a Sales Associate for Sourlis International Realty handling various commercial and residential real estate transactions such as the listing and leasing of properties and property management.

Dorothy is a graduate of the University of Michigan (1993), Emerson College (1994) and Rutgers University School of Law (1998).

We believe that the fact that Dorothy Whitehouse is a co-founder of the Company, has industry contacts and experience and an understanding of the Company’s business plans makes her a suitable candidate to serve as a director of the Company.

 Edward Whitehouse – Secretary, Treasurer and Director.

From 2005 to the present, Edward has been working for Sourlis International Realty as a Sales Associate handling various commercial and residential real estate transactions such as the listing and leasing of properties and property management. Prior to this, (2002-2005) Edward worked at HSBC Bank in London, serving as the Head of the Investment Advisory Group. Edward is a graduate of Kean University (1993).

We believe that the fact that Edward Whitehouse is a co-founder of the Company and has an understanding of the Company’s business plans makes him a suitable candidate to serve as a director of the Company.

Family Relationships

Dorothy Whitehouse and Edward Whitehouse are married to each other.

Involvement in Certain Legal Proceedings

None of the directors or executive officers has, during the past ten years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our Board of Directors believes that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our Board of Directors.

Our Board of Directors also is of the view that it is appropriate for us not to have a standing nominating committee because our Board of Directors has performed and will perform adequately the functions of a nominating committee. Our Board of Directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

Audit Committee

We do not have a standing audit committee at the present time. Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Other Committees

Our Company currently does not have any committees.

All proceedings of our Board of Directors for the year ended May 31, 2011 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Officer Compensation

We have not paid any salary, bonus or other compensation to our officers since our inception. We presently have no compensation arrangements with our officers and directors. We do not anticipate paying our officers in the next 12 months.

Director Compensation

We do not currently pay any cash fees to our directors, but we agreed to reimburse them for their incurred expenses in connection with in attending board meetings. In the fiscal years ended May 31, 2010 and 2011, our directors did not meet in person and therefore, the have not incurred any expenses in connection with attending any meetings.

Stock Option Grants

To date, the Company has not adopted a stock option plan and has never issued any stock options to any of the Company’s officers, employees or consultants. The Company does not foresee adopting a stock option plan until our common stock is quoted on the OTC Bulletin Board and an active market for our common stock is achieved and maintained.  The Company will then consider adopting a stock option plan as an incentive to attract and retain any prospective or actual employees.

Employment Agreements

We currently have no employment agreements with any personnel, executive officers or directors.

 Significant Employees

Since our inception on May 26, 2010, we have not had any significant employees other than our current executive officers and directors named in this annual report.

Code of Ethics

We have adopted a Code of Ethics and Code of Business Conduct that applies to our officers and directors, and critical employees.

Term of Office

Our director is appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of the date of this Annual Report by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our Common Stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our Common Stock listed as owned by such person.

As of August 29, 2011, we have 10,142,500 shares of Common Stock issued and outstanding.

Name and Position	Shares of Common Stock(1)		Percentage of Class (Common)
Dorothy Whitehouse Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer) 130 Maple Avenue, Suite 6D Red Bank, NJ 07701	10,016,000	(2)	99.0%

Edward Whitehouse Secretary, Treasurer and Director 130 Maple Avenue, Suite 6D Red Bank, NJ 07701	10,016,000	(3)	99.0%

Directors and Officers as a group (2 persons)	10,016,000		99.0%

(1)	Based on 10,142,500 shares of common stock issued and outstanding.
(2)	Jointly held with Edward Whitehouse, Dorothy’s husband.
(3)	Jointly held with Dorothy Whitehouse, Edward’s wife.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our executive office is currently located at The Courts of Red Bank, 130 Maple Avenue, Suite 6D, Red Bank, NJ 07701. This space is provided to us free of charge by our officers and directors. To date, our rent is $0.

To date, our operations have primarily been funded by our Officers and Directors pursuant to a verbal, non binding agreement and they have agreed to personally fund the Company’s overhead expenses, including legal, accounting, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. As of the date of this report, there are currently no monies owed to our Officers and Directors pursuant to this verbal agreement.

Our only two directors, Dorothy Whitehouse and Edward Whitehouse, are also executive officers of the Company and therefore, are not deemed to be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Resignation of Conner & Associates, PC

As disclosed by the Company on a Form 8-K filed by the Company with the Securities and Exchange Commission on March 9, 2011, on March 8, 2011, the Company received a notice from its then independent registered public accounting firm, Conner & Associates, PC (“Conner”), that it was resigning, effective as of that date. The Company’s Board of Directors accepted such resignation on March 8, 2011.  Conner & Associates, PC did not render an audit report on our financial statements as of and for the period ended May 31, 2010.

Appointment of Berman & Company, PA

As disclosed by the Company on a Form 8-K filed by the Company with the SEC on April 5, 2011, on March 20, 2011, the Company engaged Berman & Company, PA located in Boca Raton, Florida (“Berman”), as the Company's independent public accountants. Berman has been engaged to audit the Company's financial statements for the fiscal years ending May 31, 2011 and May 31, 2010, and from May 26, 2010 (inception) to May 31, 2011 and to review the Company's unaudited financial statements for interim periods, commencing for the quarter ended February 28, 2011.

Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2011	$6,500	Berman & Company, P.A.
2010	$0	Berman & Company, P.A.

There were no other fees charged to the Company by Berman & Company, P.A. during the Company’s last two fiscal years.

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

We have not used Conner or Berman for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have not engaged Berman to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Berman & Company, P.A. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1(1)	Articles of Incorporation of On-Air Impact, Inc.
3.1.1(1)	Supplement to the Articles of Incorporation of On-Air Impact, Inc.
3.2(1)	Bylaws
10.1(2)	Subscription Agreement
14.1(1)	On-Air Impact, Inc. Code of Ethics
14.2(1)	On-Air Impact, Inc. Code of Business Conduct
31.1(3)	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1(3)	Section 1350 Certification

101.INS (4)	XBRL Instance Document

101.SCH (4)	XBRL Taxonomy Extension Schema Document

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (4)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (333-168413) filed with the Securities and Exchange Commission on July 30, 2010 and incorporated by reference herein.
(2) Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A Amendment No. 3 (333-168413) filed with the Securities and Exchange Commission on December 16, 2010 and incorporated by reference herein.
(3) Filed herewith.
(4) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON-AIR IMPACT, INC.

By:	/s/ DOROTHY WHITEHOUSE
Dorothy Whitehouse
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Principal Financial/Accounting Officer)

Date: August 29 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DOROTHY WHITEHOUSE	President, Chief Executive Officer and Director	August 29, 2011
Dorothy Whitehouse	(Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ EDWARD WHITEHOUSE	Secretary, Treasurer and Director	August 29, 2011
Edward Whitehouse