Form 10-Q
period 2011-08-31
ON-AIR IMPACT, INC.
filed 2011-10-21
CIK 1493174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

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

Yes ☐  No ☒

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

Yes  ☒ No ☐

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 20, 2011, there were 10,142,500 shares of Common Stock, $0.0001 par value per share.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

On-Air Impact, Inc.
(A Development Stage Company)
Balance Sheets

	August 31, 2011	May 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash	$16,117	$2,882

Total current assets	16,117	2,882

Total assets	$16,117	$2,882

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$9,769	$3,740
Due to related party	6,226	4,196

Total current liabilities	$15,995	$7,936

Stockholders' equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued and outstanding
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,142,500 and 10,005,000 issued and outstanding	1,014	1,000
Additional paid-in capital	23,236	9,500
Deficit accumulated during the development stage	(24,128)	(15,554)

Total stockholders' equity (deficit)	122	(5,054)

Total liabilities and stockholders' equity (deficit)	$16,117	$2,882

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months	Three Months	From May 26, 2010
	Ended	Ended	(Inception) to
	August 31, 2011	August 31, 2010	August 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	$8,574	$4,204	$24,128

Net loss	$(8,574)	$(4,204)	$(24,128)

Weighted average number of common shares outstanding (basic and diluted)	10,109,620	5,000,000	7,981,936

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From May 26, 2010
	Three months ended	Three months ended	(Inception) to
	August 31, 2011	August 31, 2010	August 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(8,574)	$(4,204)	$(24,128)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Accounts payable	6,029	650	9,769

Net cash used in operating activities:	(2,545)	(3,554)	(13,859)

Cash flows from financing activities
Proceeds from issuance of common stock	13,750	5,000	23,750
Proceeds from related party advances	2,030	534	6,226

Net cash provided by financing activities:	15,780	5,534	29,976

Net increase in cash	13,235	1,980	16,117

Cash - beginning of period	2,882	-	-

Cash - end of period	$16,117	$1,980	$16,117

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2011
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended May 31, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended August 31, 2011, are not necessarily indicative of results for the full fiscal year.

Note 2 Summary of Significant Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan.  The Company has not generated any revenues since inception.

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2011
(Unaudited)

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

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2011
(Unaudited)

The following are the hierarchical levels of inputs to measure fair value:

o	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

o
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

o
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted primarily of accounts payable and due to related party. The carrying amounts of the Company's financial instruments generally approximated their fair values as of August 31, 2011 and May 31, 2011, respectively, due to the short-term nature of these instruments.

Earnings (Loss) per Share

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

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2011
(Unaudited)

Note 2 Related Party Transactions

Loan payable

Year Ended May 31, 2011

The Company received an advance from the Company’s Chief Executive Officer for $4,196. This advance is non interest bearing, unsecured and due on demand.

Period Ended August 31, 2011

The Company received an advance from the Company’s Chief Executive Officer for $2,030. This advance is non interest bearing, unsecured and due on demand.

Rent services

Since the Company’s inception, office space was provided by the Company’s Chief Executive Officer, free of charge. The amount of rent would have been nominal.

Note 3 Common Stock

(A) Stock Issued for Cash

Period Ended May 31, 2010

On May 26, 2010, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer for a stock subscription receivable of $5,000 ($0.0001/share). The $5,000 was received in 2011.

Year Ended May 31, 2011

On December 8, 2010, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer for $5,000 ($0.0001/share).

Period Ended August 31, 2011

On June 22, 2011, the Company issued 137,500 shares of common stock for $13,750 ($0.10/share).

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2011
(Unaudited)

(B) Stock Issued for Services

Year Ended May 31, 2011

On May 19, 2011, the Company issued 5,000 shares of common stock to a consultant, in exchange for services rendered, having a fair value of $500 ($0.10/share), based upon the fair value of the services rendered, which was the best evidence of fair value.

Note 4 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $8,574 and net cash used in operations of $2,545 for the period ended August 31, 2011.  The Company is in the development stage and has not generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors" included in our Annual Report for the fiscal year ended May 31, 2011 filed with the Securities and Exchange Commission on August 29, 2011 and available free of charge on the Commissions’ website, www.sec.gov.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other "forward-looking" information.

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

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $(24,128) for the period from May 26, 2010 (inception) to August 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Other than the gross proceeds of $13,750 from the sale of 137,500 shares sold in our initial public offering consummated on June 22, 2011, one other source of capital has been identified. As of August 31, 2011,  the Company received an advance from the Company’s Chief Executive Officer for $6,226 This advance is non-interest bearing, unsecured and due on demand. If we experience a shortfall in operating capital, our officers and directors have verbally agreed to loan the Company funds.

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

Liquidity and Capital Resources

As of August 31, 2011, we had $16,117 cash on-hand and our stockholders’  equity was $122 and there is substantial doubt as to our ability to continue as a going concern. To date, our operations have been primarily funded by our Officers and Directors pursuant to a verbal, non-binding agreement. Mrs. Dorothy Whitehouse and Mr. Edward Whitehouse have agreed to personally fund the Company’s overhead expenses, including legal, accounting, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. As of the date of this report, there are currently no monies owed to our Officers pursuant to this verbal agreement.

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

Current Assets

At August 31, 2011, we had $16,117 cash on hand compared to $2,882 at May 31, 2011.  Cash on hand increased from May 31, 2011 to August 31, 2011 due to cash received from the stock offering that took palce on June 22, 2011

Current Liabilities

At August 31, 2011, our current liabilities were $15,995, compared to $7,936 at May 31, 2011.  Our current liabilities consisted of accounts payable and amounts due to a related party.  Accounts payable at August 31, 2011 were $9,769 and consisted of legal and professional fees.  Accounts payable at May 31, 2011 were $3,740 and consisted of legal and professional expenses.  The increase from May 31, 2001 to August 31, 2011 was due to addtional expenses incurred for the Company’s SEC reporting requirements .  At August 31, 2011, $6,226 was due to a related party and consisted of advances to cover general and administrative expenses.  At May 31, 2011, $4,196 was due to a related party and consisted of advances to cover general and administrative expenses. The increase from May 31, 2011 to August 31, 2011 was due to additional advances.

Results of Operations

Three months ended August 31, 2011 compared to three months ended August 31, 2010.

There were no revenues during the quarters ended August 31, 2010 and 2011.

For the three months ended August 31, 2011, the Company had a net loss of 8,574, compared to $4,204 for the three months ended August 31, 2010.  Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.  Our net loss increased in the quarter ended August 31, 2011 compared to the quarter ended August 31, 2010 due to and increase in general and administrative expenses

Off –Balance Sheet Operations

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

 Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  effective.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K.  Please see the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 filed with the Securities and Exchange Commission on August 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter ended August 31, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

None

Item 6. Exhibits.
Exhibit Number	Description of Exhibits

3.1(1)	Articles of Incorporation of On-Air Impact, Inc.
3.1.1(1)	Supplement to the Articles of Incorporation of On-Air Impact, Inc.
3.2 (1)	Bylaws
10.1(2)	Subscription Agreement
14.1(1)	On-Air Impact, Inc. Code of Ethics
14.2(1)	On-Air Impact, Inc. Code of Business Conduct
31.1(3)	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1(3)	Section 1350 Certification

101.INS (4)	XBRL Instance Document

101.SCH (4)	XBRL Taxonomy Extension Schema Document

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (4)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document

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

ON-AIR IMPACT, INC.

By:	/s/ DOROTHY WHITEHOUSE
Dorothy Whitehouse Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)

Date:	October 20, 2011