Form 10-Q
period 2011-11-30
ON-AIR IMPACT, INC.
filed 2012-01-17
CIK 1493174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011

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
Direct Dial: (954) 303-8027
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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of January 17, 2012, there were 10,142,500 shares of Common Stock, $0.0001 par value per share.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

On-Air Impact, Inc.
(A Development Stage Company)
Balance Sheets

	11/30/2011	05/31/2011
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$6,057	$2,882
Prepaid expenses	260	-

Total current assets	6,317	2,882

Total assets	$6,317	$2,882

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,675	$3,740
Due to related party	6,226	4,196

Total current liabilities	$10,901	$7,936

Stockholders' deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,142,500 and $10,005,000 issued and outstanding	1,014	1,000
Additional paid-in capital	23,236	9,500
Deficit accumulated during the development stage	(28,834)	(15,554)

Total stockholders' deficit	(4,584)	(5,054)

Total liabilities and stockholders' deficit	$6,317	$2,882

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months	Three Months	Six Months	Six Months	From 05/26/2010
	Ended	Ended	Ended	Ended	(Inception) to
	11/30/2011	11/30/2010	11/30/2011	11/30/2010	11/30/2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	-	-	-	-	-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	4,705	1,624	13,280	5,828	28,834

Net loss	$(4,705)	$(1,624)	$(13,280)	$(5,828)	$(28,834)

Weighted average number of common shares outstanding (basic and fully diluted)	10,142,500	5,824,176	10,125,970	5,409,836	8,321,507

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From 05/26/2010
	Six months ended	Six months ended	(Inception) to
	11/30/2011	11/30/2010	11/30/2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(13,280)	$(5,828)	$(28,834)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Prepaid expenses	(260)	-	(260)
Accounts payable	935	1,150	4,675

Net cash used in operating activities	(12,605)	(4,678)	(23,919)

Cash flows from financing activities
Proceeds from issuance of common stock	13,750	5,000	23,750
Proceeds from related party advances	2,030	1,616	6,226

Net cash provided by financing activities	15,780	6,616	29,976

Net increase in cash	3,175	1,938	6,057

Cash - beginning of period	2,882	-	-

Cash - end of period	$6,057	$1,938	$6,057

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2011
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

Certain information or disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended November 30, 2011, are not necessarily indicative of results for the full fiscal year.

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

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2011
(Unaudited)

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

The Company's financial instruments consisted primarily of accounts payable and due to related party. The carrying amounts of the Company's financial instruments generally approximated their fair values as of November 30, 2011 due to the short-term nature of these instruments.

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

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2011
(Unaudited)

Note 2 Related Party Transactions

Loan payable

Six Months ended November 30, 2011

The Company received an advance from the Company’s Chief Executive Officer for $2,030. This advance is non-interest bearing, unsecured and due on demand.

As of November 30, 2011, the balance of these advances is $6,226.

Rent

Since the Company’s inception, office space was provided by the Company’s Chief Executive Officer, free of charge. The amount of rent has been nominal and not recorded in the accompanying financial statements.

Note 3 Common Stock

Six Months ended November 30, 2011

On June 22, 2011, the Company issued 137,500 shares of common stock for $13,750 ($0.10/share).

Note 4 Going Concern

As reflected in the accompanying financial statements, the Company realized a net loss of $13,280 and net cash used in operations of $12,605 for the six months ended November 30, 2011.  The Company is in the development stage and has not generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $28,834 for the period from May 26, 2010 (inception) to November 30, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Other than the gross proceeds of $13,750 from the sale of 137,500 shares sold in our initial public offering consummated on June 22, 2011, one other source of capital has been identified. As of November 30, 2011, the Company received an advance from the Company’s Chief Executive Officer for $6,226

This advance is non-interest bearing, unsecured and due on demand. If we experience a shortfall in operating capital, our officers and directors have verbally agreed to loan the Company funds.

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

Proposed Milestones to Implement Business Operations

The following milestones are based on the estimates made by management. The working capital requirements and the projected milestones are approximations and subject to adjustments. Our 12-month budget is based on minimum operations. If we begin to generate profits, we will increase our marketing and sales activity accordingly. We estimate sales to begin approximately eighteen (18) months following the completion of  the consumer research study discussed below in the first milestone and software program discussed in the second milestone below (estimated to be completed six months after the completion of the consumer research study). The costs associated with operating as a public company are included in our budget. Management believes that the costs of operating as a public company (as opposed to a private company) could have a material negative impact on the Company’s results of operations and liquidity and could place a significant drain on capital resources. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. Since were not able to raise the entire amount contemplated by the Offering, Mrs. Dorothy Whitehouse and Mr. Edward Whitehouse have committed to personally fund our venture for an indefinite period of time to facilitate our ability to attain the following operational milestones.

The funding of the Company by our Officers and Directors will create a further liability to the Company to be reflected on the Company’s financial statements. Our Officers’ and Directors’ commitment to personally fund the Company is not contractual and could cease at any moment in her sole and absolute discretion. We plan to complete our milestones as follows:

First, we intend to commission a research project and engage a third party research firm within the next six months.  We estimate that it will take six months to complete the study. We anticipate the study to cost us on average $55,000 based on our conversations with have had with several research companies. Our Officers and Directors have verbally agreed to fund the cost if we do not have sufficient funds. The goal of the study is to equate consumer perceptions of on-air sponsor detections with the common currency in the television marketplace, the 30-second commercial spot.

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

Liquidity and Capital Resources

As of November 30, 2011, we had $6,057 cash on-hand and our stockholders’ deficit was $4,584 and there is substantial doubt as to our ability to continue as a going concern. To date, our operations have been primarily funded by our Officers and Directors pursuant to a verbal, non-binding agreement. Mrs. Dorothy Whitehouse and Mr. Edward Whitehouse have agreed to personally fund the Company’s overhead expenses, including legal, accounting, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. As of the date of this report, there are currently no monies owed to our Officers pursuant to this verbal agreement.

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

Current Assets

As of November 30, 2011, we had $6,057 cash on hand compared to $2,882 at May 31, 2011.  Cash on hand increased from May 31, 2011 to November 30, 2011 due to cash received from the stock offering that took place on June 22, 2011.

Current Liabilities

As of November 30, 2011, our current liabilities were $10,901 compared to $7,936 at May 31, 2011.  Our current liabilities consisted of accounts payable and amounts due to a related party.  Accounts payable at November 30, 2011 were $4,675 and consisted of legal and professional fees.  Accounts payable at May 31, 2011 were $3,740 and consisted of legal and professional fees.  The increase from May 31, 2011 to November 30, 2011 was due to additional expenses incurred for the Company’s SEC reporting requirements.  As of  November 30, 2011, $6,226 was due to a related party and consisted of advances to cover general and administrative expenses.  At May 31, 2011, $4,196 was due to a related party and consisted of advances to cover general and administrative expenses. The increase from May 31, 2011 to November 30, 2011 was due to additional advances.

Results of Operations

Three months ended November 30, 2011 compared to three months ended November 30, 2010.

There were no revenues during the three month periods ended November 30, 2010 and 2011.

For the three months ended November 30, 2011, the Company had a net loss of $4,705, compared to $1,624 for the three months ended November 30, 2010.  Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.  Our net loss increased in the quarter ended November 30, 2011 compared to the quarter ended November 30, 2010 due to an increase in general and administrative expenses.

Six months ended November 30, 2011 compared to six months ended November 30, 2010.

There were no revenues during the six month periods ended November 30, 2010 and 2011.

For the six months ended November 30, 2011, the Company had a net loss of $13,280, compared to $5,828 for the six months ended November 30, 2010.  Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.  Our net loss increased in the quarter ended November 30, 2011 compared to the quarter ended November 30, 2010 due to an increase in general and administrative expenses.

Off –Balance Sheet Operations

The Company does not have any off-balance sheet operations.

CRITICAL ACCOUNTING POLICIES

Development Stage

The Company's financial statements are presented as those of a development stage company. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  effective.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ON-AIR IMPACT, INC.

By:	/s/ DOROTHY WHITEHOUSE
Dorothy Whitehouse Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)

Date:	January 17, 2012