Form 10-Q
period 2012-02-29
ON-AIR IMPACT, INC.
filed 2012-04-12
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange ct. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X] No [  ]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 12, 2012, there were 10,142,500 shares of Common Stock, $0.0001 par value per share.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

On-Air Impact, Inc.
(A Development Stage Company)
Balance Sheets

	02/29/2012	05/31/2011
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$3,631	$2,882
Prepaid expenses	260	-

Total current assets	3,891	2,882

Total assets	$3,891	$2,882

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$5,750	$3,740
Due to related party	6,226	4,196

Total current liabilities	$11,976	$7,936

Stockholders’ deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,142,500 and $10,005,000 issued and outstanding	1,014	1,000
Additional paid-in capital	23,236	9,500
Deficit accumulated during the development stage	(32,335)	(15,554)

Total stockholders’ deficit	(8,085)	(5,054)

Total liabilities and stockholders’ deficit	$3,891	$2,882

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months	From 05/26/2010
	Ended	Ended	Ended	Ended	(Inception) to
	02/29/2012	02/28/2011	02/29/2012	02/28/2011	02/29/2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	3,487	1,512	16,781	4,574	32,335

Net loss	$(3,487)	$(1,512)	$(16,781)	$(4,574)	$(32,335)

Weighted average number of common shares outstanding (basic and fully diluted)	10,142,500	6,474,820	10,125,970	6,474,820	8,568,836

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From 05/26/2010
	Nine months ended	Nine months ended	(Inception) to
	02/29/2012	02/28/2011	02/29/2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(16,781)	$(4,574)	$(32,335)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Prepaid expenses	(260)	-	(260)
Accounts payable	2,010	-	5,750

Net cash used in operating activities	(15,031)	(4,574)	(26,345)

Cash flows from financing activities
Proceeds from issuance of common stock	13,750	10,000	23,750
Proceeds from related party advances	2,030	-	6,226

Net cash provided by financing activities	15,780	10,000	29,976

Net increase in cash	749	5,426	3,631

Cash - beginning of period	2,882	-	-
Cash - end of period	$3,631	$5,426	$3,631
Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2012
(Unaudited)

Note 1 - Nature of Operations and Basis of Presentations

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended February 29, 2012, are not necessarily indicative of results for the full fiscal year.

Note 2 - Summary of Significant Accounting Policies

Development Stage

The Company’s financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company’s operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure. Also, see Note 5 regarding going concern matters.

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

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2012
(Unaudited)

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

The Company’s financial instruments consisted primarily of accounts payable and due to related party. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of February 29, 2012 due to the short-term nature of these instruments.

Lossper Share

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

Note 3 - Related Party Transactions

Loan payable

Nine Months ended February 29, 2012

The Company received an advance from the Company’s Chief Executive Officer for $2,030. This advance is non-interest bearing, unsecured and due on demand.

As of February 29, 2012, the balance of these advances is $6,226

Rent

Since the Company’s inception, office space was provided by the Company’s Chief Executive Officer, free of charge. The amount of rent would have been nominal.

On-Air Impact, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2012
(Unaudited)

Note 4 - Common Stock

Nine Months ended February 29, 2012

On June 22, 2011, the Company issued 137,500 shares of common stock for $13,750 ($0.10/share).

Note 5 - Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $16,781 and net cash used in operations of $15,031 for the nine months ended February 29, 2012. The Company is in the development stage and has not generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management’s plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” included in our Annual Report for the fiscal year ended May 31, 2011 filed with the Securities and Exchange Commission on August 29, 2011 and available free of charge on the Commissions’ website, www.sec.gov .

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this report.

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

On July 30, 2010, we filed a Registration Statement on Form S-1(File No: 333-168413) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) pertaining to our initial public offering (the “Offering”) of 2,000,000 shares of our common stock registered under the Securities Act of 1933, as amended, at a purchase price of $0.10 per share. The SEC declared the Registration Statement, as amended, effective on February 17, 2011. The Offering was conducted on a “best efforts” basis by our officers and directors. On June 22, 2011, we closed on the sale of 137,500 shares of common stock and subsequently terminated the Offering. We received a total of $13,750 in gross proceeds from the Offering.

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $(32,335) for the period from May 26, 2010 (inception) to February 29, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Other than the gross proceeds of $13,750 from the sale of 137,500 shares sold in our initial public offering consummated on June 22, 2011, one other source of capital has been identified. As of February 29, 2012, the Company received an advance from the Company’s Chief Executive Officer for $6,226.

This advance is non-interest bearing, unsecured and due on demand. If we experience a shortfall in operating capital, our officers and directors have verbally agreed to loan the Company funds.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

First, we intend to commission a research project and engage a third party research firm within the next nine months. We estimate that it will take six months to complete the study. We anticipate the study to cost us on average $55,000 based on our conversations with have had with several research companies. Our Officers and Directors have verbally agreed to fund the cost if we do not have sufficient funds. The goal of the study is to equate consumer perceptions of on-air sponsor detections with the common currency in the television marketplace, the 30-second commercial spot.

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

Liquidity and Capital Resources

As of February 29, 2012, we had $3,631 cash on-hand and our stockholders’ deficit was $(8,085) and there is substantial doubt as to our ability to continue as a going concern. To date, our operations have been primarily funded by our Officers and Directors pursuant to a verbal, non-binding agreement. Mrs. Dorothy Whitehouse and Mr. Edward Whitehouse have agreed to personally fund the Company’s overhead expenses, including legal, accounting, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. As of the date of this report, there are currently no monies owed to our Officers pursuant to this verbal agreement.

On July 30, 2010, we filed a Registration Statement on Form S-1(File No: 333-168413) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) pertaining to our initial public offering (the “Offering”) of 2,000,000 shares of our common stock registered under the Securities Act of 1933, as amended, at a purchase price of $0.10 per share. The SEC declared the Registration Statement, as amended, effective on February 17, 2011. The Offering was conducted on a “best efforts” basis by our officers and directors.

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

Current Assets

As of February 29, 2012, we had $3,631cash on hand compared to $2,882 at May 31, 2011. Cash on hand increased from May 31, 2011 to February 29, 2012 due to cash received from the stock offering that took place on June 22, 2011.

Current Liabilities

As of February 29, 2012, our current liabilities were $11,976 compared to $7,936 at May 31, 2011. Our current liabilities consisted of accounts payable and amounts due to a related party. Accounts payable at February 29, 2012 were $5,750 and consisted of legal and professional fees. Accounts payable at May 31, 2011 were $3,740 and consisted of legal and professional fees. The increase from May 31, 2011 to February 29, 2012 was due to additional expenses incurred for the Company’s SEC reporting requirements. As of February 29, 2012, $6,226 was due to a related party and consisted of advances to cover general and administrative expenses. At May 31, 2011, $4,196 was due to a related party and consisted of advances to cover general and administrative expenses. The increase from May 31, 2011 to February 29, 2012 was due to additional advances.

Results of Operations

Three months ended February 29, 2012 compared to three months ended February 28, 2011.

There were no revenues during the three month periods ended February 29, 2012 and February 28, 2011.

For the three months ended February 29, 2012, the Company had a net loss of $(3,487), compared to $(1,512) for the three months ended February 28, 2011. Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. Our net loss increased in the quarter ended February 29, 2012 compared to the quarter ended February 28, 2011 due to an increase in general and administrative expenses.

Nine months ended February 29, 2012 compared to nine months ended February 28, 2011.

There were no revenues during the nine month periods ended February 29, 2011 and 2011.

For the nine months ended February 29, 2012, the Company had a net loss of $(16,781), compared to $(4,574) for the nine months ended February 28, 2011. Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. Our net loss increased in the quarter ended February 29, 2012 compared to the quarter ended February 28, 2011 due to an increase in general and administrative expenses.

Off –Balance Sheet Operations

The Company does not have any off-balance sheet operations.

CRITICAL ACCOUNTING POLICIES

Development Stage

The Company’s financial statements are presented as those of a development stage company. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company’s operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 29, 2012, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1(1)	Section 1350 Certification
101.INS (2)	XBRL Instance Document
101.SCH (2)	XBRL Taxonomy Extension Schema Document
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (2)	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON-AIR IMPACT, INC.

By:	/s/ DOROTHY WHITEHOUSE
Dorothy Whitehouse Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)

Date:	April 12, 2012

