Form 10-K
period 2012-05-31
ON-AIR IMPACT, INC.
filed 2012-09-04
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year period ended: May 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ________________________ to _______________________

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

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of the last business day of the Issuer’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $0.

As of September 4, 2012, there were 10,142,500 shares of Common Stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

FORWARD LOOKING STATEMENTS

When used in this Annual Report, the words or phrases “will likely result,” “we expect,” “will continue,” “anticipate,” “estimate,” “project,” “outlook,” “could,” “would,” “may,” or similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for products in a highly competitive market and the ability to attract future customers, the size and timing of additional significant orders and their fulfillment, the success of our business emphasis, the ability to finance and sustain operations, the ability to raise equity capital in the future, e and the size and timing of additional significant orders and their fulfillment. We have no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 1. BUSINESS.

General

On-Air Impact, Inc. (the “Company,” “On-Air Impact,” “we,” “us,” “our” and similar phrases) was incorporated in the State of Nevada on May 26, 2010. On-Air Impact is a development stage company whose goal is to be engaged by sports and entertainment companies for consulting and analytical services. To date, we do not have any clients or revenue.

On July 30, 2010, the Company filed a Registration Statement on Form S-1(File No: 333-168413) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) pertaining to the Company’s initial public offering (the “Offering”) of 2,000,000 shares of the Company’s common stock registered under the Securities Act of 1933, as amended, at a purchase price of $0.10 per share. The SEC declared the Registration Statement, as amended, effective on February 17, 2011. The Offering was conducted on a “best efforts” basis by the Company’s officers and directors. On June 22, 2011, the Company closed on the sale of 137,500 shares of common stock pursuant to the Registration Statement and subsequently terminated the Offering. The Company received $13,750 in gross proceeds from the Offering.

Since March 8, 2012, our common stock has been quoted on the OTC Bulletin Board under the ticker symbol “OAIR.” On March 8, 2012, an aggregate of 2,000 shares of common stock traded. Since that date, there has been no trading in the Company’s common stock.

Any trading market that may develop in the future for our common stock will most likely be very volatile; and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. In the event that we lose our status as a “reporting issuer,” any future quotation of our common stock on the OTC Bulletin Board may be jeopardized.

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

Goals

Our goals are as follows:

●	First, to commission a consumer research project by a research firm within the next 6 months. We estimate that it will take 6 months to complete the study. The goal of the study will be to quantify the value of 30-second commercial spot. Once completed, this data will be used to rank, in sequential order, the value of most on-air exposures. For example, if commercial units were selling for $100,000 per 30 seconds, and signage is valued (via the research) at 25% the value of a 30-second spot, then the signage is valued at $25,000 per 30 seconds. The research project is the first step in our business model to help us form a basis upon which we can evaluate a sponsor’s return of investment (“ROI”) on buying advertising space to provide information for our custom computer software program discussed in the step below.

●	Second, after the research project is completed, to use the data to develop custom software by an outside programmer. We estimate that it will take 6 months to develop the custom software. This software will focus on assigning values to advertisements’ duration, size, screen positioning, broadcast timing, occlusion (when a message/logo is obstructed or blocked) and clutter (the large volume of advertising messages that the average consumer is exposed to on a daily basis).

●	Third, to work with a website developer to complete an end user web interface. This final process starts when the software data output is inputted into the program. From there, the data is filtered through our custom software which will score each exposure. This will provide an output that will be expressed in the form of a range of what the brand exposure is worth.

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

Media, Advertisers, and Agency Need

For decades, advertisers, sponsors and media / sponsorship agencies have relied on Nielsen Media Research to provide a ratings system which measures television viewership. This rating system, in turn, is used by broadcasters and advertisers to negotiate the cost of a 30-second commercial spot. Henceforth, the negotiations are relatively simple, as both parties have agreed upon a universal system of measurement and pricing. With the increase in available alternate forms of brand messaging (more cable networks, growth of digital), there is more competition for advertising and sponsorship dollars. In response, Media Groups are offering in-program “added value” branding opportunities to entice investment dollars. The concept of “added value” is that the customer gains some additional marketing advantage without having to pay for it - or pay very little, compared with its value to the customer. FedEx logo might be the up on the screen/TV as a sponsor of ESPN’s bottom-line (scores/updates) once during a telecast. Unlike the widely adopted Nielsen ratings system for the 30-second unit, there is currently not an effective way to measure these newly created, on-air “added value” assets.

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

Proprietary Software Program

After the research program is completed, we intend to engage a software developer to develop on an exclusive basis customized Image Recognition Software. Our software will not be available to our competitors based on our contractual agreement with any software programmer. The custom software will be used to isolate, identify and analyze the value each client’s brand image occurring on screen. Once the image is identified, the software will assign characteristic values based on the following variables: duration, size, screen positioning, broadcast timing, occlusion, and clutter.

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

Password Protected Website

The generated data and information will be available to clients through a web-based, security-enabled system. On-Air Impact will work a full-service web and IT group to develop and manage the website. It will be imperative that the information be delivered in a user-friendly format. The web-based interface will allow clients to:

●	generate reports

●	query based on given variables

●	look up historical data

●	juxtapose data from separate reports

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

As of May 31, 2012, we had $1,589 cash on-hand and our stockholder’s deficit was $(13,137), and there is substantial doubt as to our ability to continue as a going concern. In their report dated September 4, 2012 included in this Annual Report, our auditors have expressed their doubt as to our ability to continue as a going concern.

We do not currently have enough capital to implement our business plan or to fund our anticipated operations for the next 12 months. The going concern opinion of the auditors might negatively impact our ability to raise capital to fund our operations or pursue our business strategy and your ability to sell your shares of the Company’s common stock.

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

At May 31, 2012, we had $1,589 cash on-hand and our stockholders’ deficit was $(13,137), and there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve or maintain profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

Dorothy Whitehouse and Edward Whitehouse, the only officers and directors of our Company, currently devote a total of approximately 20 hours per week to Company matters which could result in their inability to properly manage company affairs, resulting in our remaining a start-up company with no revenues or profits.

Our business plan does not provide for the hiring of any additional employees until revenue will support the expense. Until that time, the responsibility of developing the Company’s business and fulfilling the reporting requirements of a public company all fall upon Dorothy and Edward Whitehouse. We have not formulated a plan to resolve any possible conflict of interest with their other business activities. In the event they are unable to fulfill any aspect of their duties to the Company, we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

We do not yet have any substantial assets and are dependent upon our officers and directors who have verbally agreed to fund our operations, which could end at any time, and which would increase our liabilities and could have a negative effect on your common stock.

At May 31, 2012, we had $1,589 in assets and limited capital resources. To date, our operations have primarily been funded by our initial public offering consummated in June 2011 and by our Officers and Directors pursuant to a verbal, non-binding agreement. Our Officers and Directors and they have agreed to continue fund the Company’s overhead expenses, including legal, accounting, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. As of the date of this report, there is currently $6,226 owed to our Officers and Directors pursuant to this verbal agreement. Unless the Company begins to generate sufficient revenues to finance operations as a going concern, the Company will be dependent on our Officers and Directors’ ability and willingness to fund our operations. They are not contractually obligated to do so and could stop at any time. In that event, we might experience liquidity and solvency problems which could force us to cease operations if additional financing is not available on favorable terms, if at all. Even if our Officers and Directors agree to fund our operations, it will be reflected as a liability on the Company’s financial statements which would negatively impact the value of our common stock.

Also, as a public company, we will incur professional and other fees in connection with our quarterly and annual reports and other periodic filings with the SEC. Such costs can be substantial and we must generate enough revenue or raise money from offerings of securities or loans in order to meet these costs and our SEC filing requirements.

We are highly dependent on the services of Dorothy and Edward Whitehouse, our only officers and directors.

Our Officers and Directors, Dorothy and Edward Whitehouse, work on a part-time basis. In order to grow and implement our business plan, we will need to add managerial talent and other administrative personnel. There is no guarantee that we will be successful in adding such managerial talent and administrative personnel due to our limited size and lack of resources. Also, Dorothy and Edward Whitehouse provide us office space, free of charge. Our loss of their services would require us to obtain alternative office space for which we could expect to pay rent. Our inability to attract and retain talent management and personnel could adversely affect our business plan which would negatively affect the price of our common stock.

Our competitors have greater brand recognition and resources than we do. We may not be able to compete successfully with current and future competitors.

We have many competitors in the sports and entertainment consulting service industry. We will compete, with other companies, most of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all. In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of financial change, evolving standards and competitors’ innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could fatally damage our business and chances for success.

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

Although our stock is quoted on the OTC Bulletin Board under the symbol OAIR, there has been no active trading in our common stock since March 8, 2012. There can be no assurances that a market will materialize or be sustained. Any trading market that may develop in the future for our common stock will most likely be very volatile; and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. In the event that we lose our status as a “reporting issuer,” any future quotation of our common stock on the OTC Bulletin Board may be jeopardized.

Management has identified several material weaknesses in our internal control over financial reporting. We cannot provide assurance that additional material weaknesses will not occur in the future. If our internal control over financial reporting continues to not be effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 that requires us to include a management report on our internal control over financial reporting in our annual report, which contains management’s assessment of the effectiveness of our internal control over financial reporting.

As disclosed under Item 9A of this annual report, our management concluded that as of May 31, 2012, our internal control over financial reporting was not effective and contained several material weaknesses. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis which could result in the loss of investor confidence in the reliability of our financial statements, harm our business and negatively impact the trading price of our common stock.

Our common stock is deemed a “penny stock,” which may make it more difficult for investors to resell their shares due to suitability requirements.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

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

ITEM 4. (Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 30, 2010, we filed a Registration Statement on Form S-1(File No: 333-168413) (the “Registration Statement”) with the SEC pertaining to our initial public offering (the “Offering”) of 2,000,000 shares of our common stock registered under the Securities Act of 1933, as amended, at a purchase price of $0.10 per share. The SEC declared the Registration Statement, as amended, effective on February 17, 2011. The Offering was conducted on a “best efforts” basis by our officers and directors.

On June 22, 2011, we closed on the sale of 137,500 shares of common stock and subsequently terminated the Offering. We received a total of $13,750 in gross proceeds from the Offering.

Since March 8, 2012, our common stock has been quoted on the OTC Bulletin Board under the ticker symbol “OAIR.” On March 8, 2012, 2,000 shares traded. Since that date, there has been no trading in the Company’s common stock.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTC Bulletin Board (OTCBB). The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal Quarter	High	Low
2012
March 8, 2012 –May 31, 2012	$0.50	$0.50

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

If and when a public trading market develops for our common stock, it most likely will be a penny stock. The penny stock disclosure requirements could have the effect of reducing the trading activity in the secondary market for our common stock. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of May 31, 2012, we have 32 record holders of our common stock.

General

Under our Certificate of Incorporation, we are authorized to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock, par value $0.0001 per share, or Common Stock and 10,000,000 are preferred stock, par value $0.0001 per share, or Preferred Stock.

Common Stock

Pursuant to our bylaws, our Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing one-percent (1%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Certificate of Incorporation. Our Certificate of Incorporation does not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up of our company, the holders of shares of our common stock will be entitled to receive, on a pro rata basis, all assets of our company available for distribution to such holders.

In the event of any merger or consolidation of our company with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash), on a pro rata basis.

Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions or sinking fund rights applicable to our common stock. There are also no provisions discriminating against any existing or prospective holders of our common stock as a result of such security holders owning a substantial amount of securities.

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

Transfer Agent

The Company’s transfer agent is Columbia Stock Transfer Company.

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

ITEM 6. SELECTED FINANCIAL DATA.

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” and elsewhere in this report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other “forward-looking” information.

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

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $(37,387) for the period from May 26, 2010 (inception) to May 31, 2012. In their audit report for the fiscal year ended May 31, 2012, our auditors have expressed their doubt as to our ability to continue as a going concern.

The following table provides selected financial data about our Company for the period from the date of inception through May 31, 2012. For detailed financial information, see the financial statements included in this Annual Report.

Balance Sheet Data:

Cash	$1,589
Total assets	$1,589
Total liabilities	$14,726
Shareholders’ deficit	$(13,137)

Other than the gross proceeds of $13,750 from the sale of 137,500 shares sold in our initial public offering consummated on June 22, 2011, one other source of capital has been identified. To date, our operations have been primarily funded by our initial public offering consummated in June 2011 and by our Officers and Directors pursuant to a verbal, non-binding agreement. Our Officers and Directors have verbally agreed to continue funding the Company’s overhead expenses, including legal, accounting, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements.

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

Results of Operations

The Company has not generated any revenues since inception.

For the year ended May 31, 2012, the Company had a net loss of $21,833 compared to a net loss of $15,034 for the fiscal year ended May 31, 2011. Net loss is comprised exclusively of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

Liquidity and Capital Resources

As of May 31, 2012, we had $1,589 cash on-hand and our stockholders’ deficit was $(13,137), and there is substantial doubt as to our ability to continue as a going concern.

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

We currently do not have sufficient capital to fund our operations for the next 12 months. To date, our operations have been primarily funded by our initial public offering and by our Officers and Directors pursuant to a verbal, non-binding agreement. Our Officers and Directors have agreed to continue funding our operations for the foreseeable future pursuant to a verbal non-binding agreement. We believe that we will start to generate revenue within the next 12 months by using our CEO’s industry contacts to obtain clients. We estimate that we will need at least $100,000 to sustain our operations during such period. We will need to raise capital within the next 12 months to sustain our operations and implement our business plan. We might not be able to generate revenue or continue operations and our shareholders will ultimately end up holding stock in a company that has no revenue, no market for its common stock, and could potentially be forced to shut down operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 4, 2012

Board of Directors

On-Air Impact, Inc.

130 Maple Ave., Suite 6-D

Red Bank, NJ 07701

We have audited the accompanying balance sheet of On-Air Impact, Inc. (“a development stage Company”) as of May 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended May 31, 2012 , 2011 and since inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2012, 2011 and since inception, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended May 31, 2012, 2011, and since inception, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 of the notes to the accompanying financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of ($21,833) and net cash used in operations of ($17,073) for the year ended May 31, 2012, and a working capital deficit of ($13,137) and stockholder’s deficit of ($13,137) at May 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ W. T. Uniack & Co. CPA’s P.C.
Woodstock, Georgia

On-Air Impact, Inc.

(A Development Stage Company)

Balance Sheets

	As of	As of
	05/31/2012	05/31/2011

ASSETS
Current assets
Cash	$1,589	$2,882

Total current assets	1,589	2,882

Total assets	$1,589	$2,882

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$8,500	$3,740
Due to related party	6,226	4,196

Total current liabilities	$14,726	$7,936

Stockholders’ deficit

Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,142,500 and $10,005,000 issued and outstanding	1,014	1,000
Additional paid-in capital	23,236	9,500
Deficit accumulated during the development stage	(37,387)	(15,554)

Total stockholders’ deficit	(13,137)	(5,054)

Total liabilities and stockholders’ deficit	$1,589	$2,882

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statements of Operations

	Year	Year	From 05/26/2010
	Ended	Ended	(Inception) to
	05/31/12	05/31/11	05/31/12

Revenue	-	-	-

Cost of goods sold	-	-	-

Gross profit	-	-	-

General and administrative expenses	21,833	15,034	37,387

Net loss	$(21,833)	$(15,034)	$(37,387)

Weighted average number of common shares outstanding (basic and fully diluted)	10,134,235	7,698,904	8,758,832

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

For the period May 26, 2010 (Inception) to May 31, 2012

				Deficit
				Accumulated
			Additional	During the	Stock	Total
	Common Stock		Paid-In	Development	Subscription	Stockholders’
	Shares	Amount	Capital	Stage	Receivable	Deficit

Issuance of common stock for subscription	5,000,000	$500	$4,500	$-	$(5,000)	$-

Net loss	-	-	-	(520)	-	(520)

Balance, May 31, 2010	5,000,000	500	4,500	(520)	(5,000)	(520)

Proceeds received from stock subscription	-	-	-	-	5,000	5,000

Issuance of common stock for cash	5,000,000	500	4,500	-	-	5,000

Issuance of common stock for services	5,000	-	500	-	-	500

Net loss	-	-	-	(15,034)	-	(15,034)

Balance, May 31, 2011	10,005,000	1,000	9,500	(15,554)	-	(5,054)

Issuance of common stock for cash	137,500	14	13,736	-	-	13,750

Net loss	-	-	-	(21,833)	-	(21,833)

Balance, May 31, 2012	10,142,500	$1,014	$23,236	$(37,387)	$-	$(13,137)

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statements of Cash Flows

			From 05/26/2010
	Year ended	Year ended	(Inception) to
	05/31/12	05/31/11	05/31/12

Cash flows from operating activities

Net loss	$(21,833)	$(15,034)	$(37,387)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Stock issued for services	-	500	500
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable	4,760	3,220	8,500

Net cash used in operating activities	(17,073)	(11,314)	(28,387)

Cash flows from financing activities
Proceeds from issuance of common stock	13,750	5,000	23,750
Proceeds received from stock subscription	-	5,000	-
Proceeds from related party advances	2,030	4,196	6,226

Net cash provided by financing activities	15,780	14,196	29,976

Net increase (decrease) in cash	(1,293)	2,882	1,589

Cash - beginning of period	2,882	-	-

Cash - end of period	$1,589	$2,882	$1,589

Supplemental disclosure of cash flow information:

Taxes paid	$2,041	$780	$2,821

Interest paid	$-	$-	$-

See accompanying notes to financial statements.

ON-AIR IMPACT, INC.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

Note 1 Nature of Operations

Nature of Operations

On-Air Impact, Inc. (“the Company”) was incorporated in State of Nevada on May 26, 2010. The Company is a development stage consulting company intending to serve the sports and entertainment industry.

Note 2 Summary of Significant Accounting Policies

Development Stage

The Company’s financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company’s operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure. Also, see Note 3 regarding going concern matters.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of May 31, 2012 and 2011, there were no cash equivalents.

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

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company’s financial instruments consisted primarily of accounts payable and due to related party. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of May 31,2012 and 2011,respectively, due to the short-term nature of these instruments.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of May 31, 2012 and 2011, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $21,833 and net cash used in operations of $17,073 for the year ended May 31, 2012. The Company is in the development stage and has not generated revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Related Party Transactions

Loan payable

Since inception, the Company received an advance from the Company’s Chief Executive Officer of $6,226. These advances are non interest bearing, unsecured and due on demand.

Rent services

During the years ended May 31, 2012 and 2011, office space was provided by the Company’s Chief Executive Officer, free of charge. The amount of rent would be nominal.

Note 5 Stockholder’s Deficit

On May 25, 2010, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer for a stock subscription receivable of $5,000 ($0.0001/share). The $5,000 was received in 2011.

On December 8, 2010, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer for $5,000 ($0.0001/share).

On May 19, 2011, the Company issued 5,000 shares of common stock to a consultant, in exchange for services rendered, having a fair value of $500 ($0.10/share), based upon the fair value of the services rendered.

On June 22, 2011, the Company issued 137,500 shares of common stock during its initial public offering for an aggregate of $13,750 ($0.10/share).

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

The Company has net operating loss carryforwards for tax purposes totaling approximately $37,000 as of May 31, 2012, expiring through 2032. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). There are no signifiant temporary or permanent timing differences other than the following:

Significant deferred tax assets at May 31, 2012 and 2011 are approximately as follows:

	2012	2011
Gross deferred tax assets:
Net operating loss carryforwards	$37,387	$15,554
Total deferred tax assets	14,207	5,911
Less: valuation allowance	(14,207)	(5,911)
Net deferred tax asset recorded	$-	$-

The valuation allowance at May 31, 2011 was $5,911. The net change in valuation allowance during the year ended May 31, 2012 was an increase of approximately $8,296. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2012 and 2011, respectively.

Reconciliation of Income Tax Rates:

Federal tax rate	34%
State Tax - Net of Federal Tax benefit	4%
38%
Valuation Allowance	(38)%

Note 7 Subsequent Events

As of September 4, 2012, the date the audited financial statements were available to be issued, there are no subsequent events that are required to be recorded or disclosed in the accompanying financial statements.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2012, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s CEO and CFO and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of May 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

Our management has determined the following constitute “material weaknesses” resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

●	The Company lacks personnel with knowledge and experience with U.S. GAAP.

●	The Company has in insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

●	The Company lacks segregation of duties relative to key financial reporting functions.

●	The Company’s Board of Directors does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

●	The Company has not achieved an optimal segregation of duties for executive officers of the Company.

A “material weakness” is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to the items stated above, resulting from the Company’s limited resources and personnel.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, if and when the Company obtains sufficient capital resources, management intends to hire personnel with sufficient U.S. GAAP knowledge and experience and to segregate appropriate duties among them. We also intend to appoint one or more independent members to our Board of Directors who shall also be appointed to a standing audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. While we are actively seeking outside members, including candidates with accounting experience, we cannot provide any assurance that we will be successful. Given the size of our Company, lack of revenues and current lack of financing to continue with our business, it is unlikely that we will be able to hire any additional personnel or that anyone will agree to join our Board until general economic conditions and our own business prospects improve significantly.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Person and Position:	Age:	Held Position Since:
Dorothy Whitehouse Chief Executive Officer, President and Director (Principal Executive Officer and	40	May 26, 2010
Principal Financial Officer)

Edward Whitehouse Secretary, Treasurer and Director	41	May 26, 2010

Management and Director Biographies

Each of the foregoing person(s) may be deemed a “promoter” of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

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

All proceedings of our Board of Directors for the year ended May 31, 2012 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors.

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

Director Compensation

We do not currently pay any cash fees to our directors, but we agreed to reimburse them for their incurred expenses in connection with in attending board meetings. In the fiscal years ended May 31, 2012 and 2011, our directors did not meet in person and therefore, the have not incurred any expenses in connection with attending any meetings.

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

As of the filing date of this Form 10-K, we have 10,142,500 shares of Common Stock issued and outstanding.

Name and Position	Shares of Common Stock(1)	Percentage of Class (Common)
Dorothy Whitehouse Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer) 130 Maple Avenue, Suite 6D Red Bank, NJ 07701	10,016,000(2)	99.0%

Edward Whitehouse Secretary, Treasurer and Director 130 Maple Avenue, Suite 6D Red Bank, NJ 07701	10,016,000(3)	99.0%

Directors and Officers as a group (2 persons)	10,016,000	99.0%

(1)	Based on 10,142,500 shares of common stock issued and outstanding.

(2)	Jointly held with Edward Whitehouse, Dorothy’s husband.

(3)	Jointly held with Dorothy Whitehouse, Edward’s wife.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Dismissal of Independent Registered Public Accounting Firm.

As previously reported by the Company on a Form 8-K filed on January 9, 2012 and amended on January 10, 2012,on January 3, 2012, the Company dismissed Berman & Company, P.A. as the Company’s independent registered public accounting firm (“Berman”), effective as of that date. The Board of Directors of the Company approved of the dismissal on January 3, 2012

The Company had engaged Berman on March 20, 2011 to audit the Company’s financial statements for the fiscal years ending May 31, 2011 and May 31, 2010, and to review the Company’s unaudited financial statements for interim periods, commencing for the quarter ended February 28, 2011.

Berman audit report on the financial statements of the Company for the period May 26, 2010 (inception) to May 31, 2011, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Since March 20, 2011, the date the Company engaged Berman as the Company’s independent registered public accounting firm in connection with Berman’s audit of the Company’s financial statements as of and for the period May 26, 2010 (inception) to May 31, 2011, through the date of dismissal on January 3, 2012, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused Berman to make reference in connection with Berman opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the period May 26, 2010 (inception) to May 31, 2011, through the date of Berman’s dismissal on January 3, 2012, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Engagement of New Independent Registered Public Accounting Firm.

As previously reported by the Company on a Form 8-K filed on January 9, 2012 and amended on January 10, 2012, on January 13, 2012, the Company engaged W.T. Uniack & Co. CPA’s P.C. (“Uniack”) to serve as the Company’s independent auditors to audit the Company’s financial statements for the fiscal years ending May 31, 2011 and 2012 and to review the Company’s unaudited financial statements for interim periods, commencing for the quarter ended November 30, 2011.

Prior to engaging Uniack, the Company had not consulted Uniack regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on its financial statements or a reportable event, nor did the Company consult with Uniack regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended May 31, 2012:

Berman & Company, P.A.	$8,500
W.T. Uniack & Co., CPA’s P.C.	$3,000

Fiscal Year Ended May 31, 2011:

Berman & Company, P.A.	$6,500
W.T. Uniack & Co., CPA’s P.C.	N/A

There were no other fees charged to the Company by Berman and Uniack during the Company’s last two fiscal years.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1(1)	Articles of Incorporation of On-Air Impact, Inc.
3.1.1(1)	Supplement to the Articles of Incorporation of On-Air Impact, Inc.
3.2(1)	Bylaws
10.1(2)	Subscription Agreement
14.1(1)	On-Air Impact, Inc. Code of Ethics
14.2(1)	On-Air Impact, Inc. Code of Business Conduct
16.1(3)	Letter from Berman & Company, P.A. dated January 10, 2012
31.1(4)	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1(4)	Section 1350 Certification
101.INS (5)	XBRL Instance Document
101.SCH (5)	XBRL Taxonomy Extension Schema Document
101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (5)	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No: 333-168413) filed with the Securities and Exchange Commission on July 30, 2010 and incorporated by reference herein.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A Amendment No. 3 (File No: 333-168413) filed with the Securities and Exchange Commission on December 16, 2010 and incorporated by reference herein.
(3)	Filed as an Exhibit to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on January 10, 2012 and incorporated by reference herein.
(4)	Filed herewith.
(5)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

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

Date: September 4, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DOROTHY WHITEHOUSE	President, Chief Executive Officer and Director	September 4, 2012
Dorothy Whitehouse	(Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ EDWARD WHITEHOUSE	Secretary, Treasurer and Director	September 4, 2012
Edward Whitehouse

