Form 10-Q
period 2012-08-31
ON-AIR IMPACT, INC.
filed 2012-10-10
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

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

Yes [   ] No [X]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 9, 2012, there were 10,142,500 shares of Common Stock, $0.0001 par value per share.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

On-Air Impact, Inc.

(A Development Stage Company)

Balance Sheets

	08/31/2012	05/31/2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,827	$1,589

Total current assets	1,827	1,589

Total assets	$1,827	$1,589

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$8,955	$8,500
Due to related party	9,226	6,226

Total current liabilities	$18,181	$14,726

Stockholders’ deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,142,500 and $10,005,000 issued and outstanding	1,014	1,014
Additional paid-in capital	23,236	23,236
Deficit accumulated during the development stage	(40,604)	(37,387)

Total stockholders’ deficit	(16,354)	(13,137)

Total liabilities and stockholders’ deficit	$1,827	$1,589

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statements of Operations

	Three Months	Three Months	From 05/26/2010
	Ended	Ended	(Inception) to
	08/31/2012	08/31/2011	08/31/2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	-	-	-

Cost of goods sold	-	-	-

Gross profit	-	-	-

General and administrative expenses	3,217	8,574	40,604

Net loss	$(3,217)	$(8,574)	$(40,604)

Weighted average number of common shares outstanding (basic and fully diluted)	10,142,500	10,109,620	8,907,892

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Three months ended	Three months ended	From 05/26/2010 (Inception) to
	08/31/2012	08/31/2011	08/31/2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(3,217)	$(8,574)	$(40,604)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Accounts payable	455	6,029	8,955

Net cash used in operating activities	(2,762)	(2,545)	(31,149)

Cash flows from financing activities
Proceeds from issuance of common stock	-	13,750	23,750
Proceeds from related party advances	3,000	2,030	9,226

Net cash provided by financing activities	3,000	15,780	32,976

Net increase in cash	238	13,235	1,827

Cash - beginning of period	1,589	2,882	-

Cash - end of period	$1,827	$16,117	$1,827

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

ON-AIR IMPACT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of August 31, 2012, there were no cash equivalents.

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

The Company’s financial instruments consisted primarily of accounts payable and due to related party. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of August 31,2012, respectively, due to the short-term nature of these instruments.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $3,217 and net cash used in operations of $2,762 for the three months ended August 31, 2012. The Company is in the development stage and has not generated revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management’s plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

Note 4 Related Party Transactions

Loan payable

Since inception, the Company received an advance from the Company’s Chief Executive Officer of $9,226. These advances are non interest bearing, unsecured and due on demand.

Rent services

During the three months ended August 31, 2012, office space was provided by the Company’s Chief Executive Officer, free of charge. The amount of rent would be nominal.

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

Note 6 Subsequent Events

As of October 9, 2012, the date the audited financial statements were available to be issued, there are no subsequent events that are required to be recorded or disclosed in the accompanying financial statements.

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

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $40,604 for the period from May 26, 2010 (inception) to August 31, 2012. In their audit report for the fiscal year ended May 31, 2012, our auditors have expressed their doubt as to our ability to continue as a going concern.

The following table provides selected financial data about our Company for the period from the date of inception through August 31, 2012. For detailed financial information, see the financial statements included in this Quarterly Report.

Balance Sheet Data:

Cash	$1,827
Total assets	$1,827
Total liabilities	$18,181
Shareholders’ deficit	$(16,354)

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

Three months ended August 31, 2012 compared to three months ended August 31, 2011.

There were no revenues during the three month periods ended August 31, 2012 and August 31, 2011.

For the three months ended August 31, 2012, the Company had a net loss of $(3,217), compared to $(8,574) for the three months ended August 31, 2011. Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. Our net loss decreased in the quarter ended August 31, 2012 compared to the quarter ended August 31, 2011 due to an Decrease  in general and administrative expenses.

Liquidity and Capital Resources

As of August 31, 2012, we had $1,827 cash on hand and our stockholders’ deficit was $(16,354). At our fiscal year ended May 31, 2012, we had $1,589 cash on-hand and our stockholders’ deficit was $(13,137). In their report included in our Annual Report for the fiscal year ended May 31, 2012, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern.

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

We currently do not have sufficient capital to fund our operations for the next 12 months. To date, our operations have been primarily funded by the Offering and by our Officers and Directors pursuant to a verbal, non-binding agreement. Our Officers and Directors have agreed to continue funding our operations for the foreseeable future pursuant to a verbal non-binding agreement. We believe that we will start to generate revenue within the next 12 months by using our CEO’s industry contacts to obtain clients, although we cannot give any assurances. We estimate that we will need at least $100,000 to sustain our operations during such period. We will need to raise capital within the next 12 months to sustain our operations and implement our business plan. We might not be able to generate revenue or continue operations and our shareholders will ultimately end up holding stock in a company that has no revenue, no market for its common stock, and could potentially be forced to shut down operations.

Off -Balance Sheet Operations

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2012, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K. Please see the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 filed with the SEC.

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

ON-AIR IMPACT, INC.

By:	/s/ DOROTHY WHITEHOUSE
Dorothy Whitehouse Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)

Date:	October 10, 2012

