Form 10-Q/A
period 2012-08-31
ON-AIR IMPACT, INC.
filed 2012-10-10
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

ON-AIR IMPACT, INC.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of On-Air Impact, Inc., for the period ended August 31, 2012, filed with the Securities and Exchange Commission on October 10, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1	Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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