Form 10-Q
period 2012-11-30
ON-AIR IMPACT, INC.
filed 2013-01-11
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 11, 2013, there were 10,142,500 shares of Common Stock, $0.0001 par value per share, and 4,000,000 shares of Series A Convertible Preferred Stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

On-Air Impact, Inc.

(A Development Stage Company)

Balance Sheets

	11/30/2012	05/31/2012
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$185	$2,089

Total current assets	185	2,089

Total assets	$185	$2,089

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$10,050	$9,000
Due to related party	9,226	6,226

Total current liabilities	$19,276	$15,226

Stockholders’ deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 10,142,500 and $10,005,000 issued and outstanding	1,014	1,014
Additional paid-in capital	23,236	23,236
Deficit accumulated during the development stage	(43,341)	(37,387)

Total stockholders’ deficit	(19,091)	(13,137)

Total liabilities and stockholders’ deficit	$185	$2,089

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statements of Operations

	Three Months	Three Months	Six Months	Six Months	From 05/26/2010
	Ended	Ended	Ended	Ended	(Inception) to
	11/30/2012	11/30/2011	11/30/2012	11/30/2011	11/30/2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	-	-	-	-	-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	2,737	4,705	5,954	13,280	43,341

Net loss	$(2,737)	$(4,705)	$(5,954)	(13,280)	$(43,341)

Weighted average number of common shares outstanding (basic and fully diluted)	10,142,500	10,142,500	10,109,620	10,125,970	9,026,780

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)	(0.00)	$(0.00)

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statements of Cash Flows

			From 05/26/2010
	Six months ended	Six months ended	(Inception) to
	11/30/2012	11/30/2011	11/30/2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(5,954)	$(13,280)	$(43,341)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Prepaid expenses	-	(260)	-
Accounts payable	1,050	935	10,050

Net cash used in operating activities	(4,904)	(12,605)	(32,791)

Cash flows from financing activities
Proceeds from issuance of common stock	-	13,750	23,750
Proceeds from related party advances	3,000	2,030	9,226

Net cash provided by financing activities	3,000	15,780	32,976

Net increase in cash	(1,904)	3,175	185

Cash - beginning of period	2,089	2,882	-

Cash - end of period	$185	$6,057	$185

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

ON-AIR IMPACT, INC.

(A Development Stage Company)

Notes to Financial Statements

November 30, 2012

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $5,954 and net cash used in operations of $4,904 for the six months ended November 30, 2012. The Company is in the development stage and has not generated revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management’s plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

Rent services

During the six months ended November 30, 2012, office space was provided by the Company’s Chief Executive Officer, free of charge. The amount of rent would be nominal.

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

Note 6 Subsequent Events

On December 10, 2012, our Board designated 4,000,000 shares of Preferred Stock as “Series A Convertible Preferred Stock” and we filed a Certificate of Designation with the Secretary of State of the State of Nevada on December 10, 2012 therein designating the class. The holders of the Series A Convertible Preferred Stock (the “Series A Preferred Stock”) may elect to convert their shares at any time and from time to time in their sole discretion. Each share of Series A Preferred Stock is convertible for 20 shares of Common Stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series A Preferred Stock that would result in the stockholder beneficially owning more than 9.9% of the Common Stock of the Company. The holders of the Series A Preferred Stock shall vote only on a share for share basis with our Common Stock on any matter, including but not limited to, the election of directors, name changes, increases in the authorized common shares and for which such preferred stock or series has such rights and as otherwise provided by the Nevada law and is superior upon the liquidation of the Company.

The conversion of any or all of the Series A Preferred Stock will dilute the outstanding Common Stock. In the event of a liquidation of the assets of the Company, the liquidation rights of the outstanding Series A Preferred Stock are superior to those of the Common Stock. After the preferential liquidation rights of the Series A Preferred Stock are satisfied, there might not be any remaining assets for the holders of the Company’s Common Stock.

On December 18, 2012, the Company sold 4,000,000 shares of Series A Preferred Stock to Virginia K. Sourlis for an aggregate purchase price of $8,000.00 under Section 4(2) under the Securities Act of 1933, as amended, due to the fact that the sale of such securities did not involve a public offering of securities.

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

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $43,341 for the period from May 26, 2010 (inception) to November 30, 2012. In their audit report for the fiscal year ended May 31, 2012, our auditors have expressed their doubt as to our ability to continue as a going concern.

The following table provides selected financial data about our Company for the period from the date of inception through November 30, 2012. For detailed financial information, see the financial statements included in this Quarterly Report.

Balance Sheet Data:

Cash	$185
Total assets	$185
Total liabilities	$19,276
Shareholders’ deficit	$(43,341)

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

Three Months Ended November 30, 2012 compared to Three Months Ended November 30, 2011.

There were no revenues during the three month periods ended November 30, 2012 and 2011.

For the three months ended November 30, 2012, the Company had a net loss of $(2,737), compared to $(4,705) for the three months ended November 30, 2011. Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. Our net loss decreased in the quarter ended November 30, 2012 compared to the quarter ended November 30, 2011 due to a decrease in general and administrative expenses.

 Six Months Ended November 30, 2012 compared to Six Months Ended November 30, 2011.

There were no revenues during the six month periods ended November 30, 2012 and 2011.

For the six months ended November 30, 2012, the Company had a net loss of $(5,954), compared to $(13,280) for the six months ended November 30, 2011. Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. Our net loss decreased in the six month period ended November 30, 2012 compared to the six month period ended November 30, 2011 due to a decrease in general and administrative expenses.

Liquidity and Capital Resources

As of November 30, 2012, we had $185 cash on hand and our stockholders’ deficit was $(19,091). At our fiscal year ended May 31, 2012, we had $2,089 cash on-hand and our stockholders’ deficit was $(13,137). In their report included in our Annual Report for the fiscal year ended May 31, 2012, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

Subsequent Events:

On December 10, 2012, our Board designated 4,000,000 shares of Preferred Stock as “Series A Convertible Preferred Stock” and we filed a Certificate of Designation with the Secretary of State of the State of Nevada on December 10, 2012 therein designating the class. The holders of the Series A Convertible Preferred Stock (the “Series A Preferred Stock”) may elect to convert their shares at any time and from time to time in their sole discretion. Each share of Series A Preferred Stock is convertible for 20 shares of Common Stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series A Preferred Stock that would result in the stockholder beneficially owning more than 9.9% of the Common Stock of the Company. The holders of the Series A Preferred Stock shall vote only on a share for share basis with our Common Stock on any matter, including but not limited to, the election of directors, name changes, increases in the authorized common shares and for which such preferred stock or series has such rights and as otherwise provided by the Nevada law and is superior upon the liquidation of the Company.

The conversion of any or all of the Series A Preferred Stock will dilute the outstanding Common Stock. In the event of a liquidation of the assets of the Company, the liquidation rights of the outstanding Series A Preferred Stock are superior to those of the Common Stock. After the preferential liquidation rights of the Series A Preferred Stock are satisfied, there might not be any remaining assets for the holders of the Company’s Common Stock.

On December 18, 2012, the Company sold 4,000,000 shares of Series A Preferred Stock to Virginia K. Sourlis for an aggregate purchase price of $8,000.00 under Section 4(2) under the Securities Act of 1933, as amended, due to the fact that the sale of such securities did not involve a public offering of securities.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1(1)	Certificate of Designations for Series A Convertible Preferred Stock.
10.1(1)	Series A Convertible Preferred Stock Subscription Agreement, dated December 18, 2012, between Virginia K. Sourlis and On-Air Impact, Inc.
31.1(2)	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1(2)	Section 1350 Certification
101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension Schema Document
101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(3)	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Form 8-K filed on December 21, 2012 and incorporated by reference herein.

(2)	Filed herewith.

(3)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON-AIR IMPACT, INC.

By:	/s/ DOROTHY WHITEHOUSE
Dorothy Whitehouse Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)

Date:	January 11, 2013

