Form 10-Q
period 2013-02-28
ON-AIR IMPACT, INC.
filed 2013-04-15
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

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

The Magri Law Firm, PLLC

11 Broadway, Suite 615

New York, NY 10004

T: (646) 502-5900

F: (646) 836-9200

pmagri@magrilaw.com

www.magrilaw.com

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

Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 15, 2013, there were 10,123,500, shares of Common Stock, $0.0001 par value per share, issued and outstanding.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

On-Air Impact, Inc.
(A Development Stage Company)
Balance Sheets

	02/28/2013	05/31/2012
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$261	$1,589

Total current assets	261	1,589

Total assets	$261	$1,589

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$9,195	$8,500
Convertible note payable	8,000	-
Due to related party	9,226	6,226

Total current liabilities	$26,421	$14,726

Stockholders’ deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,142,500 and $10,005,000 issued and outstanding	1,014	1,014
Treasury stock	(3,800)
Additional paid-in capital	23,236	23,236
Deficit accumulated during the development stage	(46,610)	(37,387)

Total stockholders’ deficit	(26,160)	(13,137)

Total liabilities and stockholders’ deficit	$261	$1,589

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months	From 05/26/2010
	Ended	Ended	Ended	Ended	(Inception) to
	02/28/2013	02/29/2012	02/28/2013	02/29/2012	02/28/2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	-	-	-	-	-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	3,269	3,487	9,223	16,781	46,610

Net loss	$(3,269)	$(3,487)	$(9,223)	(16,781)	$(46,610)

Weighted average number of common shares outstanding (basic and fully diluted)	10,141,522	10,141,522	10,141,522	10,141,522

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)	(0.00)

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the period May 26, 2010 (Inception) to February 28, 2013

						Deficit
						Accumulated
					Additional	During the	Stock	Total
	Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Paid-In	Development	Subscription	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Deficit

Issuance of common stock for subscription - related party ($0.0001/share)	-	$-	5,000,000	$500	$4,500	$-	$(5,000)	$-

Net loss - period ended May 31, 2010	-	-	-	-	-	(520)	-	(520)

Balance, May 31, 2010	-	-	5,000,000	500	4,500	(520)	(5,000)	(520)

Proceeds received from stock subscription - related party	-	-	-	-	-	-	5,000	5,000

Issuance of common stock for cash - related party ($0.0001/share)	-	-	5,000,000	500	4,500	-	-	5,000

Issuance of common stock for services ($0.10/share)	-	-	5,000	-	500	-	-	500

Net loss - 2011	-	-	-	-	-	(15,034)	-	(15,034)

Balance, May 31, 2011	-	-	10,005,000	1,000	9,500	(15,554)	-	(5,054)

Issuance of common stock for cash - ($0.10/share)	-	-	137,500	14	13,736	-	-	13,750

Net loss	-	-	-	-	-	(21,833)		(21,833)

Balance, May 31, 2012	-	$-	10,142,500	$1,014	$23,236	$(37,387)	$-	$(13,137)

Adjustment for stock split			(19,000)					0
Issuance of preferred stock	-	-						-
Net loss						(9,223)		(9,223)

Balance, February 28, 2013	-	$-	10,123,500	$1,014	$23,236	(46,610)	-	$(22,360)

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From 05/26/2010
	Nine months ended	Nine months ended	(Inception) to
	02/28/2013	02/29/2012	02/28/2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(9,223)	$(16,781)	$(46,610)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Prepaid expenses	-	(260)	-
Accounts payable	695	2,010	9,195

Net cash used in operating activities	(8,528)	(15,031)	(36,915)

Cash flows from financing activities
Proceeds from issuance of preferred stock/note payable	8,000	-	8,000
Payments for treasury stock	(3,800)	-	(3,800)
Proceeds from issuance of common stock	-	13,750	23,750
Proceeds from related party advances	3,000	2,030	9,226

Net cash provided by financing activities	7,200	15,780	37,176

Net increase in cash	(1,328)	749	261

Cash - beginning of period	1,589	2,882	-

Cash - end of period	$261	$3,631	$261

Supplemental disclosure of cash flow information:
Taxes paid	-	-	$2,821
Interest paid	-	-	-

See accompanying notes to financial statements.

ON-AIR IMPACT, INC.

(A Development Stage Company)

Notes to Financial Statements

November 30, 2012

Note 1 - Nature of Operations

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

The Company’s financial instruments consisted primarily of accounts payable and due to related party. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of February 28, 2013, respectively, due to the short-term nature of these instruments.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $9,223 and net cash used in operations of $8,528 for the nine months ended February 28, 2013. The Company is in the development stage and has not generated revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management’s plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

Note 5 - Stockholder’s Deficit

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

On December 18, 2012, the Company sold 4,000,000 shares of Series A Preferred Stock to Virginia K. Sourlis for an aggregate purchase price of $8,000.00 under Section 4(2) under the Securities Act of 1933, as amended, due to the fact that the sale of such securities did not involve a public offering of securities. As subsequently reported by the Company on a Form 8-K filed with the Securities and Exchange Commission on February 12, 2013, on February 12, 2013, the Company entered into an Exchange Agreement with the accredited investor pursuant to which the Company issued the accredited investor a Non-Convertible Promissory Note (the “Note”) in the principal amount of $8,000 bearing no interest and maturing on the one year anniversary of the date of issuance in exchange for the accredited investor’s 4,000,000 shares of the Company’s Series A Convertible Preferred Stock. The Company then cancelled the 4,000,000 shares of Series A Convertible Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” included in our Annual Report for the fiscal year ended May 31, 2012 filed with the Securities and Exchange Commission and available free of charge on the Commissions’ website, www.sec.gov .

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

Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “On-Air Impact” in this section collectively refer to On-Air Impact, Inc.

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

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $46,610 for the period from May 26, 2010 (inception) to February 28, 2013. In their audit report for the fiscal year ended May 31, 2012, our auditors have expressed their doubt as to our ability to continue as a going concern.

The following table provides selected financial data about our Company for the period from the date of inception through February 28, 2013. For detailed financial information, see the financial statements included in this Quarterly Report.

Balance Sheet Data:

Cash	$261
Total assets	$261
Total liabilities	$26,421
Shareholders’ deficit	$(26,160)

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

Proposed Milestones to Implement Business Operations

The following milestones are based on the estimates made by management. The working capital requirements and the projected milestones are approximations and subject to adjustments. Our 12-month budget is based on minimum operations. If we begin to generate profits, we will increase our marketing and sales activity accordingly. We estimate sales to begin approximately eighteen (18) months following the completion of the consumer research study discussed below in the first milestone and software program discussed in the second milestone below (estimated to be completed six months after the completion of the consumer research study). The costs associated with operating as a public company are included in our budget. Management believes that the costs of operating as a public company (as opposed to a private company) could have a material negative impact on the Company’s results of operations and liquidity and could place a significant drain on capital resources. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. Since were not able to raise the entire amount contemplated by the Offering, our Officers and Directors have verbally committed to personally fund our venture for an indefinite period of time to facilitate our ability to attain the following operational milestones.

The funding of the Company by our Officers and Directors will create a further liability to the Company to be reflected on the Company’s financial statements. Our Officers’ and Directors’ commitment to personally fund the Company is not contractual and could cease at any moment in their sole and absolute discretion. We plan to complete our milestones as follows:

●	First, we intend to commission a research project and engage a third party research firm within the next nine months. We estimate that it will take six months to complete the study. We anticipate the study to cost us on average $55,000 based on our conversations with have had with several research companies. Our Officers and Directors have verbally agreed to fund the cost if we do not have sufficient funds. The goal of the study is to equate consumer perceptions of on-air sponsor detections with the common currency in the television marketplace, the 30-second commercial spot.

●	Second, once the above-referenced study is completed, we will commission custom software to be developed by an outside programmer. We estimate that it will take six months to develop the software. We anticipate commissioning this program once the above-referenced study is completed and that it will take approximately three months to complete. We estimate the cost of the program to cost on average $25,000 based on our conversations we have had with several software developers and our officers and directors have verbally agreed to fund this. This software will assign characteristic values to each individual exposure detected based on duration, size, screen positioning, broadcast timing, occlusion (when a message/logo is obstructed or blocked) and clutter (the large volume of advertising messages that the average consumer is exposed to on a daily basis). Ultimately, when complete, we believe that the software will deliver the highest level of accuracy in the sports and entertainment sector.

●	Third, On-Air Impact will work with an outside website developer to complete the process from server hosting to creation of an end user web interface. We anticipate commissioning this program once the above-referenced software is completed and that it will take approximately three to six months to complete. We estimate the cost of the website to cost an average $25,000 based on conversations with have had with several website developers and our officers and directors have verbally agreed to fund this if we do not have sufficient funds. This final process starts when the software data output is inputted into the server.

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

Results of Operations

The Company has not generated any revenues since inception on May 26, 2010.

Three Months Ended February 28, 2012 compared to Three Months Ended February 29, 2012.

There were no revenues during the three-month periods ended February 28, 2013 and February 29, 2012.

For the three months ended February 28, 2013, the Company had a net loss of $3,269 compared to $3,487 for the three months ended February 29, 2012. Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s SEC reports on Form 10-K, Form 10-Q and Form 8-K. Our net loss decreased in the quarter ended February 28, 2013 compared to the quarter ended February 29, 2012 due to a decrease in general and administrative expenses.

Nine Months Ended February 28, 2013 compared to Nine Months Ended February 29, 2012.

There were no revenues during the nine month periods ended February 28, 2013 and February 29, 2012.

For the nine months ended February 28, 2013, the Company had a net loss of $9,223 compared to $16,781 for the nine months ended February 29, 2012. Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s SEC reports on Form 10-K, Form 10-Q and Form 8-K. Our net loss decreased in the nine-month period ended February 28, 2013 compared to the nine-month period ended February 29, 2012 due to a decrease in general and administrative expenses.

Liquidity and Capital Resources

As of February 28, 2013, we had $261 cash on hand and our stockholders’ deficit was $46,610. At our fiscal year ended May 31, 2012, we had $1,589 cash on-hand and our stockholders’ deficit was $37,387. In their report included in our Annual Report for the fiscal year ended May 31, 2012, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern.

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

As previously reported by the Company on a Form 8-K filed with the Securities and Exchange Commission on December 21, 2012, on December 18, 2012, the Company sold 4,000,000 shares of Series A Convertible Preferred Stock to an accredited investor for an aggregate purchase price of $8,000 under Section 4(2) under the Securities Act of 1933, as amended. As subsequently reported by the Company on a Form 8-K filed with the Securities and Exchange Commission on February 12, 2013, on February 12, 2013, the Company entered into an Exchange Agreement with the accredited investor pursuant to which the Company issued the accredited investor a Non-Convertible Promissory Note (the “Note”) in the principal amount of $8,000 bearing no interest and maturing on the one year anniversary of the date of issuance in exchange for the accredited investor’s 4,000,000 shares of the Company’s Series A Convertible Preferred Stock. The Company then cancelled the 4,000,000 shares of Series A Convertible Preferred Stock.

We currently do not have sufficient capital to fund our operations for the next 12 months. To date, our operations have been primarily funded by the Offering, the sale of the Series A Convertible Preferred Stock and by our Officers and Directors pursuant to a verbal, non-binding agreement. Our Officers and Directors have agreed to continue funding our operations for the foreseeable future pursuant to a verbal non-binding agreement. We believe that we will start to generate revenue within the next 12 months by using our CEO’s industry contacts to obtain clients, although we cannot give any assurances. We estimate that we will need at least $100,000 to sustain our operations during such period. We will need to raise capital within the next 12 months to sustain our operations and implement our business plan. We might not be able to generate revenue or continue operations and our shareholders will ultimately end up holding stock in a company that has no revenue, no market for its common stock, and could potentially be forced to shut down operations.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2013, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K. Please see the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported by the Company on a Form 8-K filed with the Securities and Exchange Commission on December 21, 2012, on December 18, 2012, the Company sold 4,000,000 shares of Series A Convertible Preferred Stock to an accredited investor for an aggregate purchase price of $8,000 under Section 4(2) under the Securities Act of 1933, as amended. As subsequently reported by the Company on a Form 8-K filed with the Securities and Exchange Commission on February 12, 2013, on February 12, 2013, the Company entered into an Exchange Agreement with the accredited investor pursuant to which the Company issued the accredited investor a Non-Convertible Promissory Note (the “Note”) in the principal amount of $8,000 bearing no interest and maturing on the one year anniversary of the date of issuance in exchange for the accredited investor’s 4,000,000 shares of the Company’s Series A Convertible Preferred Stock. The Company then cancelled the 4,000,000 shares of Series A Convertible Preferred Stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

On January 25, 2013, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to inform the Company’s stockholders of: (i) the approval on January 15, 2013 of resolutions by the Company’s Board of Directors (the “Board”) authorizing an amendment to the Company’s Articles of Incorporation (“Distribution Amendment”) to permit the Company to make distributions to its stockholders, including distributions by purchase or redemption, to the fullest extent permitted by Nevada law, for the purpose of cashing out stockholders who, as a result of the Reverse Split (as defined below), hold solely fractional shares of the Company’s common stock and (ii) the approval on January 15, 2013 of resolutions by the Board authorizing an amendment to the Company’s Articles of Incorporation (“Reverse Split Amendment”) to effectuate a 1-for-2,100 reverse split (the “Reverse Split”) of the Company’s issued and outstanding shares of common stock and (iii) the Company’s receipt of written consents dated January 15, 2013 approving the Distribution Amendment and Reverse Stock Split Amendment by stockholders holding approximately 70.7% of the voting power of all of the Company’s stockholders entitled to vote on the matter as of such dates.

As described in the Definitive Information Statement, the resolutions adopted by the Board and the written consents of the stockholders gave the Company the authority to file the Distribution Amendment and Reverse Stock Split Amendment with the Nevada Secretary of State. Stockholders who, as a result of the Reverse Split, held solely fractional shares of the Company’s common stock received cash payments equal to $0.20 per one pre-Reverse Split share and are no longer stockholders of the Company. Immediately following the Reverse Split, the Company effectuated a 2,100-for-1 forward split of the Company’s then issued and outstanding shares of common stock. The Distribution Amendment and Reverse and Forward Splits became effective on February 14, 2013.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1(1)	Distribution Amendment, effective February 14, 2013, to the Articles of Incorporation of On-Air Impact, Inc.
3.2(1)	Reverse Stock Split Amendment, effective February 14, 2013, to the Articles of Incorporation of On-Air Impact, Inc.
3.3(1)	Forward Stock Split Amendment, effective February 14, 2013, to the Articles of Incorporation of On-Air Impact, Inc.
10.1(2)	Exchange Agreement, dated February 12, 2013, between On-Air Impact, Inc. and Virginia K. Sourlis
10.2(2)	Non-Convertible Promissory Note, dated February 12, 2013, by On-Air Impact, Inc. F/B/O Virginia K. Sourlis
31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1(1)	Section 1350 Certification
101.INS (3)	XBRL Instance Document
101.SCH (3)	XBRL Taxonomy Extension Schema Document
101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (3)	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Filed as an exhibit to Form 8-K filed on February 12, 2013 and incorporated by reference herein.

(3)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON-AIR IMPACT, INC.

By:	/s/ DOROTHY WHITEHOUSE
Dorothy Whitehouse Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)

Date:	April 15, 2013

