Form 10-K
period 2013-05-31
ON-AIR IMPACT, INC.
filed 2013-08-23
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended: May 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________

Commission file number: 333-168413

ON-AIR IMPACT, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2692640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Maple Avenue, Suite 6D

Red Bank, NJ 07701

(Address of principal executive offices)

(732) 530-7300

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

With a copy to:

Philip Magri, Esq.

The Magri Law Firm, PLLC

11 Broadway, Suite 615

New York, NY 10004

T: (646) 502-5900

F: (646) 826-9200

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

As of August 23, 2013, there were 10,123,500 shares of Common Stock, $0.0001 par value per share.

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

On July 30, 2010, the Company filed a Registration Statement on Form S-1(File No: 333-168413) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) pertaining to the Company’s initial public offering (the “Offering”) of 2,000,000 shares of the Company’s common stock registered under the Securities Act of 1933, as amended (the “Securities Act”), at a purchase price of $0.10 per share. The SEC declared the Registration Statement, as amended, effective on February 17, 2011. The Offering was conducted on a “best efforts” basis by the Company’s officers and directors. On June 22, 2011, the Company closed on the sale of 137,500 shares of common stock pursuant to the Registration Statement and subsequently terminated the Offering. The Company received $13,750 in gross proceeds from the Offering.

Since March 8, 2012, our common stock has been quoted on the OTC Market’s OTCQB under the ticker symbol “OAIR.” On March 8, 2012, an aggregate of 2,000 shares of common stock traded. Since that date, there has been no trading in the Company’s common stock.

On February 14, 2013, the Company effectuated a reverse/forward stock split of its outstanding common stock. The reverse stock split was on a 1-for-2,100 basis and stockholders who as a result of the reverse stock split, held solely fractional shares of the Company’s common stock were cashed out at a rate of $0.20 per one pre-reverse split share. Immediately following the reverse split, the Company effectuated a 2,100-for-1 forward split of the Company’s then issued and outstanding shares of common stock.

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

As of May 31, 2013, we had $892 cash on-hand and our stockholder’s deficit was $(28,209) and there is substantial doubt as to our ability to continue as a going concern. In their report included in this Annual Report, our auditors have expressed their doubt as to our ability to continue as a going concern.

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

At May 31, 2013, we had $892 cash on-hand and our stockholders’ deficit was $(28,209), and there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve or maintain profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

At May 31, 2013, we had $892 in assets and limited capital resources. To date, our operations have primarily been funded by our initial public offering consummated in June 2011 and by our Officers and Directors pursuant to a verbal, non-binding agreement. Our Officers and Directors and they have agreed to continue fund the Company’s overhead expenses, including legal, accounting, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. As of May 31, 2013, we owe $11,726 to our Officers and Directors pursuant to this verbal agreement. Unless the Company begins to generate sufficient revenues to finance operations as a going concern, the Company will be dependent on our Officers and Directors’ ability and willingness to fund our operations. They are not contractually obligated to do so and could stop at any time. In that event, we might experience liquidity and solvency problems which could force us to cease operations if additional financing is not available on favorable terms, if at all. Even if our Officers and Directors agree to fund our operations, it will be reflected as a liability on the Company’s financial statements which would negatively impact the value of our common stock.

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

If a hacker were to penetrate our network security, they could misappropriate proprietary information would cause interruptions in our services, dilute the value of our offerings to customers and damage customer relationships. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to system damage, operational disruption, and loss of data, litigation and other risks of loss or harm.

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

Although our stock is quoted on the OTC Market’s OTCQB under the symbol OAIR, there has been no active trading in our common stock since March 8, 2012. There can be no assurances that a market will materialize or be sustained. Any trading market that may develop in the future for our common stock will most likely be very volatile; and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTCQB. In the event that we lose our status as a “reporting issuer,” any future quotation of our common stock on the OTCQB may be jeopardized.

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

As disclosed under Item 9A of this annual report, our management concluded that as of May 31, 2013, our internal control over financial reporting was not effective and contained several material weaknesses. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our current shareholders own an aggregate of 10,123,500 shares of common stock. Upon our sale or other issuance of our common stock, our stockholders will experience immediate dilution which may be substantial and expose them to the risk of loss in their investment of our common stock

We have never paid and we might never pay dividends.

To date, we have not paid any cash dividends on our common stock. Even if we become profitable in the future, it is likely that we will retain much or all of our future earnings to finance future growth and expansion.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

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

Since March 8, 2012, our common stock has been quoted on the OTCQB under the ticker symbol “OAIR.” On March 8, 2012, 2,000 shares traded. Since that date, there has been no trading in the Company’s common stock.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCQB for the past two fiscal years. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
2012 Fiscal Year

4th Quarter Ended May 31, 2012	$0.50	$0.50

2013 Fiscal Year

1st Quarter Ended August 31, 2012	$0.50	$0.50
2nd Quarter Ended November 30, 2012	$0.50	$0.50
3rd Quarter Ended February 28, 2013	$0.50	$0.50
4th Quarter Ended May 31, 2013	$0.50	$0.50

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

Holders of Our Common Stock

As of May 31, 2013, we had 15 record holders of our common stock.

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

Series A Convertible Preferred Stock

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

The conversion of any or all of the Series A Preferred Stock will dilute the Company’s outstanding Common Stock. In the event of a liquidation of the assets of the Company, the liquidation rights of the outstanding Series A Preferred Stock are superior to those of the Common Stock. After the preferential liquidation rights of the Series A Preferred Stock are satisfied, there might not be any remaining assets for the holders of the Company’s Common Stock.

On December 18, 2012, we sold 4,000,000 shares of Series A Convertible Preferred Stock to an accredited investor for an aggregate purchase price of $8,000 under Section 4(a)(2) (formerly Section 4(2)) under the Securities Act of 1933, as amended, due to the fact that the sale of such securities did not involve a public offering of securities. On February 12, 2013, we entered into an Exchange Agreement with the same accredited investor pursuant to which we issued the investor a Non-Convertible Promissory Note in the principal amount of $8,000, bearing no interest and maturing on the one year anniversary of the date of issuance in exchange for the 4,000,000 shares of the Company’s Series A Convertible Preferred Stock held by the investor. We then cancelled the 4,000,000 shares of Series A Convertible Preferred Stock.

Transfer Agent

Below is the name, mailing address, phone and fax numbers, website and email address of our transfer agent:

Columbia Stock Transfer Company

1869 E Seltice Way #292
Post Falls ID 83854
Phone: 208-664-3544
Fax: 208-777-8998

Website: www.columbiastock.com

Attn: Michelle King

Email: michelle@columbiastock.com

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

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $(48,659) for the period from May 26, 2010 (inception) to May 31, 2013. In their audit report for the fiscal year ended May 31, 2013, our auditors have expressed their doubt as to our ability to continue as a going concern.

The following table provides selected financial data about our Company for the period from the date of inception through May 31, 2013. For detailed financial information, see the financial statements included in this Annual Report.

Balance Sheet Data:

Cash	$892
Total assets	$892
Total liabilities	$29,101
Shareholders’ deficit	$(28,209)

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

For the year ended May 31, 2013, the Company had a net loss of $11,272 compared to a net loss of $21,833 for the fiscal year ended May 31, 2012. Net loss is comprised exclusively of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

Liquidity and Capital Resources

As of May 31, 2013, we had $892 cash on-hand and our stockholders’ deficit was $(28,209), and there is substantial doubt as to our ability to continue as a going concern.

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

As previously reported by the Company on a Form 8-K filed with the Securities and Exchange Commission on December 21, 2012, the Company sold 4,000,000 shares of Series A Convertible Preferred Stock to an accredited investor for an aggregate purchase price of $8,000 under Section 4(a)(2) (formerly Section 4(2)) under the Securities Act of 1933, as amended. As subsequently reported by the Company on a Form 8-K filed with the Securities and Exchange Commission on February 12, 2013, the Company entered into an Exchange Agreement with the accredited investor pursuant to which the Company issued the accredited investor a Non-Convertible Promissory Note (the “Note”) in the principal amount of $8,000 bearing no interest and maturing on the one year anniversary of the date of issuance in exchange for the accredited investor’s 4,000,000 shares of the Company’s Series A Convertible Preferred Stock. The Company then cancelled the 4,000,000 shares of Series A Convertible Preferred Stock.

We currently do not have sufficient capital to fund our operations for the next 12 months. To date, our operations have been primarily funded by our initial public offering and by our Officers and Directors pursuant to a verbal, non-binding agreement. Our Officers and Directors have agreed to continue funding our operations for the foreseeable future pursuant to a verbal non-binding agreement. As of the May 31, 2013, we owe $11,726 to our Officers and Directors pursuant to this verbal agreement. We believe that we will start to generate revenue within the next 12 months by using our CEO’s industry contacts to obtain clients. We estimate that we will need at least $100,000 to sustain our operations during such period. We will need to raise capital within the next 12 months to sustain our operations and implement our business plan. We might not be able to generate revenue or continue operations and our shareholders will ultimately end up holding stock in a company that has no revenue, no market for its common stock, and could potentially be forced to shut down operations.

Off -Balance Sheet Operations

The Company does not have any off-balance sheet operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Summary of Significant Accounting Policies” to the Financial Statements contained in Part I of this Form 10-Q document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

August 23, 2013

Board of Directors

On-Air Impact, Inc.

130 Maple Ave., Suite 6-D

Red Bank, NJ 07701

We have audited the accompanying balance sheet of On-Air Impact, Inc. (“a development stage Company”) as of May 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended May 31, 2013 and May 31, 2012 and since inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2013 and May 31, 2012, and since inception, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended May 31, 2013 and May 31, 2012, and since inception, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 of the notes to the accompanying financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of ($11,272) and net cash used in operations of ($10,397) for the year ended May 31, 2013, and a working capital deficit of ($28,209) and stockholder’s deficit of ($28,209) at May 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ W. T. Uniack & Co. CPA’s P.C.
Woodstock, Georgia

On-Air Impact, Inc.

(A Development Stage Company)

Balance Sheets

	May 31, 2013	May 31, 2012
ASSETS
Current assets
Cash	$892	$1,589
Total current assets	892	1,589

Total assets	$892	$1,589

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$9,375	$8,500
Convertible note payable	8,000	-
Due to related party	11,726	6,226
Total current liabilities	29,101	14,726

Total liabilities	29,101	14,726

Stockholders’ deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,123,500 and 10,142,500 issued and outstanding	1,012	1,014
Treasury stock, at cost	(3,798)	-
Additional paid-in capital	23,236	23,236
Deficit accumulated during the development stage	(48,659)	(37,387)
Total stockholders’ deficit	(28,209)	(13,137)

Total liabilities and stockholders’ deficit	$892	$1,589

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statements of Operations

	For the Year	For the Year	From 05/26/2010
	Ended	Ended	(Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013
Revenue	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

General and administrative expenses	11,272	21,833	48,659
Net loss	$(11,272)	$(21,833)	$(48,659)

Weighted average number of common shares outstanding (basic and fully diluted)	10,136,982	10,134,235	9,205,172

Basic and diluted (loss) per common share	$-	$-	$(0.01)

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the period May 26, 2010 (Inception) to May 31, 2013

					Deficit
					Accumulated
				Additional	During the	Stock	Total
	Common Stock		Treasury	Paid-In	Development	Subscription	Stockholders’
	Shares	Amount	Stock	Capital	Stage	Receivable	Deficit

Issuance of common stock for subscription - related party at $0.0001 per share	5,000,000	$500	$-	$4,500	$-	$(5,000)	$-
Net loss - period ended May 31, 2010	-	-	-	-	(520)	-	(520)

Balance, May 31, 2010	5,000,000	$500	$-	$4,500	$(520)	$(5,000)	$(520)

Proceeds received from stock subscription - related party	-	-	-	-	-	5,000	5,000
Issuance of common stock for cash - related party at $0.0001 per share	5,000,000	500	-	4,500	-	-	5,000
Issuance of common stock for services ($0.10/share)	5,000	-	-	500	-	-	500
Net loss – 2011	-	-	-	-	(15,034)	-	(15,034)

Balance, May 31, 2011	10,005,000	$1,000	$-	$9,500	$(15,554)	$-	$(5,054)

Issuance of common stock for cash – at $0.10 per share	137,500	14	-	13,736	-	-	13,750
Net loss	-	-	-	-	(21,833)		(21,833)

Balance, May 31, 2012	10,142,500	$1,014	$-	$23,236	$(37,387)	$-	$(13,137)

Purchase of treasury stock, 19,000 shares at $.20 per share	(19,000)	(2)	(3,798)	-	-	-	(3,800)
Net loss					(11,272)		(11,272)

Balance, May 31, 2013	10,123,500	$1,012	$(3,798)	$23,236	$(48,659)	$-	$(28,209)

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statements of Cash Flows

			From 05/26/2010
	Year ended	Year ended	(Inception) to
	05/31/13	05/31/2012	05/31/13
Cash flows from operating activities
Net loss	$(11,272)	$(21,833)	$(48,659)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Accounts payable	875	4,760	9,375
Net cash used in operating activities	(10,397)	(17,073)	(38,784)

Cash flows from financing activities
Proceeds from related party advances	5,500	2,030	11,726
Proceeds from convertible note payable	8,000	-	8,000
Payments for treasury stock	(3,800)	-	(3,800)
Proceeds from issuance of common stock	-	13,750	23,750
Net cash provided by financing activities	9,700	15,780	39,676

Net increase (decrease) in cash	(697)	(1,293)	892

Cash - beginning of period	1,589	2,882	-

Cash - end of period	$892	$1,589	$892

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

ON-AIR IMPACT, INC.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

Note 1.  NATURE OF BUSINESS

Nature of Business

On-Air Impact, Inc. (“the Company”) was incorporated in State of Nevada on May 26, 2010. The Company is a development stage consulting company intending to serve the sports and entertainment industry.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representation of management. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

Development Stage

The Company’s financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenue since inception through May 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of May 31, 2013 and 2012, there were no cash equivalents.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The weighted-average number of common shares outstanding for computing basic EPS for the years ended May 31, 2013 and 2012 were 10,136,982 and 10,134,235, respectively.

Revenue Recognition

For the years ended May 31, 2013 and 2012, the Company did not realize any revenue.

Stock Based Compensation

The Company recognizes compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes pricing model. During the years ended May 31, 2013 and 2012, the Company did not issue any shares for services nor did the Company issue any options as stock based compensation to any officers, directors, or non-employees.

ON-AIR IMPACT, INC.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Uncertain Tax Positions

The Company evaluates tax positions in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long term liabilities in the financial statements

Subsequent Events

The Company has evaluated all transactions from May 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements

As of May 31, 2013, the Company is an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company is choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $11,272 and net cash used in operations of $10,397 for the year ended May 31, 2013. The Company is in the development stage and has not generated revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ON-AIR IMPACT, INC.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

NOTE 4. COMMITMENTS & CONTINGENCIES

Corporate Office Space

As of May 31, 2013, the Company maintains office space in Red Bank, New Jersey with the Company’s majority shareholders at no cost to the Company. For the years ended May 31, 2013 and 2012, the rent expense was $0.

NOTE 5. CONVERTIBLE NOTE PAYABLE

On December 21, 2012, the Company issued and sold 4,000,000 shares of Series A Convertible Preferred Stock to an accredited investor for an aggregate purchase price of $8,000 under Section 4(a)(2) (formerly Section 4(2)) under the Securities Act of 1933, as amended, On February 12, 2013, the Company entered into an Exchange Agreement with the accredited investor pursuant to which the Company issued the accredited investor a Non-Convertible Promissory Note in the principal amount of $8,000 bearing no interest and maturing on the one year anniversary of the date of issuance in exchange for the accredited investor’s 4,000,000 shares of the Company’s Series A Convertible Preferred Stock. The Company then cancelled the 4,000,000 shares of Series A Convertible Preferred Stock.

NOTE 6. STOCKHOLDERS’ DEFICIT

Stock

As of May 31, 2013, the authorized common stock of the Company consists of 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

Stock Issuances

On June 22, 2011, the Company issued 137,500 shares of common stock during its initial public offering for an aggregate of $13,750 or $0.10 per share.

On May 19, 2011, the Company issued 5,000 shares of common stock to a consultant, in exchange for services rendered, having a fair value of $500 or $0.10 per share, based upon the fair value of the services rendered.

On December 8, 2010, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer for $5,000 or $0.0001 per share.

On May 25, 2010, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer for a stock subscription receivable of $5,000 or $0.0001 per share. The $5,000 was received in 2011.

NOTE 7. INCOME TAXES

As of May 31, 2013, the Company had a federal net operating loss carryforward of approximately $48,000, which expires through 2033. In assessing the recovery of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.

As of May 31, 2013, the Company determined it was more likely than not the deferred tax assets would not be realized and recorded a full valuation allowance. The following table reconciles the Provision (Benefit) for Taxes to the U.S. Federal Statutory Tax rates:

	Years Ended May 31,
	2013	2012
Statutory U.S. Federal Income Tax Rate	35%	35%
State Income Taxes	5%	5%
Change in Valuation Allowance	(40%)	(40%)
Effective Income Tax Rate	0%	0%

Uncertain Tax Positions

As of May 31, 2013 and 2012, the total amount of gross unrecognized tax benefits and gross interest and penalties were zero.

ON-AIR IMPACT, INC.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

NOTE 8 . RELATED PARTY TRANSACTIONS

Loan payable

Since inception through May 31, 2013, the Company received advances from the Company’s Chief Executive Officer of $11,726. These advances are non- interest bearing, unsecured and due on demand.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2013, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

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

As of May 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Person and Position:	Age:	Held Position Since:
Dorothy Whitehouse Chief Executive Officer, President and Director (Principal Executive Officer)	41	May 26, 2010
(Principal Financial and Accounting Officer)

Edward Whitehouse Secretary, Treasurer and Director	42	May 26, 2010

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

Dorothy Whitehouse - Chief Executive Officer, President and Director.

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

Edward Whitehouse - Secretary, Treasurer and Director.

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

Family Relationships

Dorothy Whitehouse and Edward Whitehouse are spouses.

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

Director Compensation

We do not currently pay any cash fees to our directors, but we agreed to reimburse them for their incurred expenses in connection with in attending board meetings. In the fiscal years ended May 31, 2013 and 2012, our directors did not meet in person and therefore, the have not incurred any expenses in connection with attending any meetings.

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

As of the filing date of this Form 10-K, we have 10,123,500shares of Common Stock issued and outstanding.

Name and Position	Shares of Common Stock(1)		Percentage of Class (Common)
Dorothy Whitehouse Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer) 130 Maple Avenue, Suite 6D Red Bank, NJ 07701	10,010,000	(2)	98.9%

Edward Whitehouse Secretary, Treasurer and Director 130 Maple Avenue, Suite 6D Red Bank, NJ 07701	10,010,000	(3)	98.9%

Directors and Officers as a group (2 persons)	10,010,000		98.9%

(1)	Based on 10,123,500 shares of common stock issued and outstanding.

(2)	Jointly held with Edward Whitehouse, Dorothy’s husband.

(3)	Jointly held with Dorothy Whitehouse, Edward’s wife.

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

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Year Ended May 31, 2013:
W.T. Uniack & Co., CPA’s P.C.	$6,000

Year Ended May 31, 2012:
Berman & Company, P.A.	$8,500
W.T. Uniack & Co., CPA’s P.C.	$3,000

There were no other fees charged to the Company by Berman and Uniack during the Company’s last two fiscal years.

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

We have not used Uniack for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have not engaged Uniack to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered. The board of directors has considered the nature and amount of fees billed by Uniack and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1(1)	Articles of Incorporation of On-Air Impact, Inc.
3.1.1(1)	Supplement to the Articles of Incorporation of On-Air Impact, Inc.
3.1.2(5)	Certificate of Designations for Series A Convertible Preferred Stock
3.1.3(6)	Amendment to Articles of Incorporation re Distribution, filed January 25, 2013 and effective February 14, 2013
3.1.4(6)	Amendment to Articles of Incorporation re Reverse Split, filed January 25, 2013 and effective February 14, 2013
3.1.5(6)	Amendment to Articles of Incorporation re Forward Split, filed January 25, 2013 and effective February 14, 2013
3.2(1)	Bylaws
10.1(2)	Subscription Agreement
10.2(5)	Series A Convertible Preferred Stock Subscription Agreement, dated December 18, 2012, between Virginia K. Sourlis and On-Air Impact, Inc.
10.3(7)	Exchange Agreement, dated February 12, 2013, between On-Air Impact, Inc. and Virginia K. Sourlis
10.4(7)	Non-Convertible Promissory Note, dated February 12, 2013, by On-Air Impact, Inc. F/B/O Virginia K. Sourlis
14.1(1)	On-Air Impact, Inc. Code of Ethics
14.2(1)	On-Air Impact, Inc. Code of Business Conduct
16.1(3)	Letter from Berman & Company, P.A. dated January 10, 2012
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1*	Section 1350 Certification
101.INS (4)	XBRL Instance Document
101.SCH (4)	XBRL Taxonomy Extension Schema Document
101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (4)	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No: 333-168413) filed with the Securities and Exchange Commission on July 30, 2010 and incorporated by reference herein.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A Amendment No. 3 (File No: 333-168413) filed with the Securities and Exchange Commission on December 16, 2010 and incorporated by reference herein.

(3)	Filed as an Exhibit to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on January 10, 2012 and incorporated by reference herein.

(4)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(5)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2012 and incorporated by reference herein.

(6)	Filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended February 28, 2012 filed with the Securities and Exchange Commission on April 15, 2013 and incorporated by reference herein.

(7)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON-AIR IMPACT, INC.

By:	/s/ DOROTHY WHITEHOUSE
Dorothy Whitehouse
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Date: August 23, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DOROTHY WHITEHOUSE	President, Chief Executive Officer and Director	August 23, 2013
Dorothy Whitehouse	(Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ EDWARD WHITEHOUSE	Secretary, Treasurer and Director	August 23, 2013
Edward Whitehouse

