Form 10-Q
period 2013-08-31
ON-AIR IMPACT, INC.
filed 2013-10-10
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2013

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 10, 2013, there were 10,123,500 shares of Common Stock, $0.0001 par value per share issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

On-Air Impact, Inc.

(A Development Stage Company)

Balance Sheets

	08/31/2013	05/31/2013
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$892	$892

Total current assets	892	892

Total assets	$892	$892

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$7,625	$9,375
Non-Convertible note payable	8,000	8,000
Due to related party	16,726	11,726

Total current liabilities	$32,351	$29,101

Stockholders’ deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,123,500 issued and outstanding	1,012	1,012
Treasury stock, at cost	(3,798)	(3,798)
Additional paid-in capital	23,236	23,236
Deficit accumulated during the development stage	(51,909)	(48,659)

Total stockholders’ deficit	(31,459)	(28,209)

Total liabilities and stockholders’ deficit	$892	$892

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statements of Operations

	Three Months	Three Months	From 05/26/2010
	Ended	Ended	(Inception) to
	08/31/2013	08/31/2012	08/31/2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	-	-	-

Cost of goods sold	-	-	-

Gross profit	-	-	-

General and administrative expenses	3,250	3,217	51,909

Net loss	$(3,250)	(3,217)	$(51,909)

Weighted average number of common shares outstanding (basic and fully diluted)	10,123,500	10,142,500

Basic and diluted (loss) per common share	$(0.00)	(0.00)

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Three months	Three months	From 05/26/2010
	ended	ended	(Inception) to
	08/31/2013	08/31/2012	08/31/2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(3,250)	$(3,217)	$(51,909)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable	(1,750)	455	7,625

Net cash used in operating activities	(5,000)	(2,762)	(43,784)

Cash flows from financing activities
Proceeds from related party advances	5,000	3,000	16,726
Proceeds from convertible notes payable	-	-	8,000
Payments for treasury stock	-	-	(3,800)
Proceeds from issuance of common stock	-	-	23,750

Net cash provided by financing activities	5,000	3,000	44,676

Net increase in cash	-	238	892

Cash - beginning of period	892	1,589	-

Cash - end of period	$892	$1,827	$892

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

ON-AIR IMPACT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2013

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of August 31, 2013, there were no cash equivalents.

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $3,250 and net cash used in operations of $5,000 for the three months ended August 31, 2013. The Company is in the development stage and has not generated revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management’s plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

Note 4 - Related Party Transactions

Loan payable

Since inception, the Company received an advance from the Company’s Chief Executive Officer of $16,726. These advances are non-interest bearing, unsecured and due on demand.

Rent services

During the three months ended August 31, 2013, office space was provided by the Company’s Chief Executive Officer, free of charge. The amount of rent would be nominal.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 on file with, and available free of charge from, the Securities and Exchange Commission on www.sec.gov.

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

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $(51,909) for the period from May 26, 2010 (inception) to August 31, 2013. In their audit report for the fiscal year ended May 31, 2013, our auditors have expressed their doubt as to our ability to continue as a going concern.

The following table provides selected financial data about our Company for the period from May 26, 2010 (the date of inception) through August 31, 2013. For detailed financial information, see the financial statements included in this quarterly report.

Balance Sheet Data:

Cash	$892
Total assets	$892
Total liabilities	$32,351
Shareholders’ deficit	$(31,459)

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

Results of Operations

Three months ended August 31, 2013 compared to three months ended August 31, 2012.

There were no revenues during the three month periods ended August 31, 2013 and August 31, 2012. The Company has not generated any revenues since its inception on May 26, 2010.

For the three months ended August 31, 2013, the Company had a net loss of $(3,250), compared to $(3,217) for the three months ended August 31, 2012. Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. Our net loss increased in the quarter ended August 31, 2013 compared to the quarter ended August 31, 2012 due to a slight increase in general and administrative expenses.

Liquidity and Capital Resources

As of August 31, 2013, we had $892 cash on-hand and our stockholders’ deficit was $(31,459), and there is substantial doubt as to our ability to continue as a going concern.

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

As previously reported by the Company on a Form 8-K filed with the SEC on December 21, 2012, the Company issued an aggregate of 4,000,000 shares of Series A Preferred Stock to an accredited investor (the “Investor”) for an aggregate purchase price of $8,000 pursuant to the exemption from the registration requirements of the Securities Act available under Section 4(a)(2) (formerly Section 4(2)) under the Securities Act). As subsequently reported by the Company on a Form 8-K filed with the SEC on February 12, 2013, on February 12, 2013, we exchanged the Investor’s 4,000,000 shares of Series A Preferred Stock for a Non-Convertible Promissory Note (the “Note”) in the principal amount of $8,000 bearing no interest and maturing on the one year anniversary; and we then cancelled the shares.

We currently do not have sufficient capital to fund our operations for the next 12 months. To date, our operations have been primarily funded by our initial public offering and by our Officers and Directors pursuant to a verbal, non-binding agreement. Our Officers and Directors have agreed to continue funding our operations for the foreseeable future pursuant to a verbal non-binding agreement. As of the August 31, 2013, we owe $16,726 to our Officers and Directors pursuant to this verbal agreement. We believe that we will start to generate revenue within the next 12 months by using our CEO’s industry contacts to obtain clients. We estimate that we will need at least $100,000 to sustain our operations during such period. We will need to raise capital within the next 12 months to sustain our operations and implement our business plan. We might not be able to generate revenue or continue operations and our shareholders will ultimately end up holding stock in a company that has no revenue, no market for its common stock, and could potentially be forced to shut down operations.

Off-Balance Sheet Operations

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2013, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K. Please see the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 filed by the Company with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

31.1 (1)	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1 (1)	Section 1350 Certification

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON-AIR IMPACT, INC.

By:	/s/ DOROTHY WHITEHOUSE
Dorothy Whitehouse Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)

Date:	October 10, 2013

