Form 10-Q
period 2013-11-30
ON-AIR IMPACT, INC.
filed 2014-01-09
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

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

Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 9, 2014, there were 10,123,500 shares of Common Stock, $0.0001 par value per share issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

On-Air Impact, Inc.
(A Development Stage Company)
Balance Sheets

	11/30/2013	05/31/2013
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$677	$892

Total current assets	677	892

Total assets	$677	$892

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$5,750	$9,375
Convertible note payable	8,000	8,000
Due to related party	20,726	11,726

Total current liabilities	$34,476	$29,101

Stockholders’ deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,123,500 issued and outstanding	1,012	1,012
Treasury stock, at cost	(3,798)	(3,798)
Additional paid-in capital	23,236	23,236
Deficit accumulated during the development stage	(54,249)	(48,659)

Total stockholders’ deficit	(33,799)	(28,209)

Total liabilities and stockholders’ deficit	$677	$892

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months	Three Months	Six Months	Six Months	From 05/26/2010
	Ended	Ended	Ended	Ended	(Inception) to
	11/30/2013	11/30/2012	11/30/2013	11/30/2012	11/30/2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	2,340	2,737	5,590	5,954	54,249

Net loss	$(2,340)	(2,737)	$(5,590)	$(5,954)	$(54,249)

Weighted average number of common shares outstanding (basic and fully diluted)	10,123,500	10,142,500	10,123,500	10,109,620

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)	(0.00)

See accompanying notes to financial statements.

On-Air Impact, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From 05/26/2010
	Six months ended	Six months ended	(Inception) to
	11/30/2013	11/30/2012	11/30/2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net loss	$(5,590)	$(5,954)	$(54,249)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Accounts payable	(3,625)	1,050	5,750

Net cash used in operating activities	(9,215)	(4,904)	(47,999)

Cash flows from financing activities
Proceeds from related party advances	9,000	3,000	20,726
Proceeds from convertible notes payable	-	-	8,000
Payments for treasury stock	-	-	(3,798)
Proceeds from issuance of common stock	-	-	23,748

Net cash provided by financing activities	9,000	3,000	48,676

Net increase in cash	(215)	(1,904)	677

Cash - beginning of period	892	2,089	-

Cash - end of period	$677	$185	$677

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

ON-AIR IMPACT, INC.

(A Development Stage Company)

Notes to Financial Statements

November 31, 2013

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of November 30, 2013, there were no cash equivalents.

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $5,590 and net cash used in operations of $9,215 for the six months ended November 30, 2013. The Company is in the development stage and has not generated revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management’s plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

Note 4 - Related Party Transactions

Loan payable

Since inception, the Company received an advance from the Company’s Chief Executive Officer of $20,726. These advances are non-interest bearing, unsecured and due on demand.

Rent services

During the six months ended November 30, 2013, office space was provided by the Company’s Chief Executive Officer, free of charge. The amount of rent would be nominal.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 on file with, and available free of charge from, the Securities and Exchange Commission on www.sec.gov .

Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “On-Air Impact” in this section collectively refer to On-Air Impact, Inc., a Nevada corporation.

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

On July 30, 2010, we filed a Registration Statement on Form S-1(File No: 333-168413) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) pertaining to our initial public offering (the “Offering”) of 2,000,000 shares of our common stock registered under the Securities Act of 1933, as amended (the “Securities Act”), at a purchase price of $0.10 per share. The SEC declared the Registration Statement, as amended, effective under the Securities Act on February 17, 2011. The Offering was conducted on a “best efforts” basis by our officers and directors. On June 22, 2011, we closed on the sale of 137,500 shares of common stock and subsequently terminated the Offering. We received a total of $13,750 in gross proceeds from the Offering.

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $54,249 for the period from May 26, 2010 (inception) to November 30, 2013. In their audit report for the fiscal year ended May 31, 2013, our auditors have expressed their doubt as to our ability to continue as a going concern.

The following table provides selected financial data about our Company for the period from May 26, 2010 (the date of inception) through November 30, 2013. For detailed financial information, see the financial statements included in this quarterly report.

Balance Sheet Data:

Cash	$677
Total assets	$677
Total liabilities	$34,476
Shareholders’ deficit	$(33,799)

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

Proposed Milestones to Implement Business Operations

The following milestones are based on the estimates made by management. The working capital requirements and the projected milestones are approximations and subject to adjustments. Our twelve month budget is based on minimum operations. If we begin to generate profits, we will increase our marketing and sales activity accordingly. We estimate sales to begin approximately eighteen (18) months following the completion of the consumer research study discussed below in the first milestone and software program discussed in the second milestone below (estimated to be completed six months after the completion of the consumer research study). The costs associated with operating as a public company are included in our budget. Management believes that the costs of operating as a public company (as opposed to a private company) could have a material negative impact on the Company’s results of operations and liquidity and could place a significant drain on capital resources. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. Since were not able to raise the entire amount contemplated by the Offering, Mrs. Dorothy Whitehouse and Mr. Edward Whitehouse have committed to personally fund our venture for an indefinite period of time to facilitate our ability to attain the following operational milestones.

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

Results of Operations

Three Months Ended November 30, 2013 compared to Three Months Ended November 30, 2012.

There were no revenues during the three month periods ended November 30, 2013 and 2012.

For the three months ended November 30, 2013, the Company had a net loss of $(2,340), compared to $(2,737) for the three months ended November 31, 2012. Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. Our net loss decreased in the quarter ended November 30, 2013 compared to the quarter ended November 30, 2012 due to a decrease in general and administrative expenses.

Six Months Ended November 30, 2013 compared to Six Months Ended November 30, 2012.

There were no revenues during the six month periods ended November 30, 2013 and 2012.

For the six months ended November 30, 2013, the Company had a net loss of $(5,590), compared to $(5,954) for the six months ended November 30, 2012. Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. Our net loss decreased in the six month period ended November 30, 2013 compared to the six month period ended November 30, 2012 due to a decrease in general and administrative expenses.

Liquidity and Capital Resources

As of November 30, 2013, we had $677 cash on hand and our stockholders’ deficit was $(33.799), and there is substantial doubt as to our ability to continue as a going concern.

On July 30, 2010, we filed a Registration Statement on Form S-1(File No: 333-168413) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) pertaining to our initial public offering (the “Offering”) of 2,000,000 shares of our common stock registered under the Securities Act of 1933, as amended (the “Securities Act”), at a purchase price of $0.10 per share. The SEC declared the Registration Statement, as amended, effective under the Securities Act on February 17, 2011. The Offering was conducted on a “best efforts” basis by our officers and directors. On June 22, 2011, we closed on the sale of 137,500 shares of common stock and subsequently terminated the Offering. We received a total of $13,750 in gross proceeds from the Offering.

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

We currently do not have sufficient capital to fund our operations for the next 12 months. To date, our operations have been primarily funded by our initial public offering and by our Officers and Directors pursuant to a verbal, non-binding agreement. Our Officers and Directors have agreed to continue funding our operations for the foreseeable future pursuant to a verbal non-binding agreement. As of the quarter ended November 30, 2013, we owe an aggregate of $20,726 to our Officers and Directors pursuant to this verbal agreement. We believe that we will start to generate revenue within the next 12 months by using our CEO’s industry contacts to obtain clients. We estimate that we will need at least $100,000 to sustain our operations during such period. We will need to raise capital within the next 12 months to sustain our operations and implement our business plan. We might not be able to generate revenue or continue operations and our shareholders will ultimately end up holding stock in a company that has no revenue, no market for its common stock, and could potentially be forced to shut down operations.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2013, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1(1)	Section 1350 Certification
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON-AIR IMPACT, INC.

By:	/s/ DOROTHY WHITEHOUSE
Dorothy Whitehouse
Chief Executive Officer and Chairman
(Principal Executive Officer, Principal
Financial and Accounting Officer)

Date:	January 9, 2014

