Form 10-Q
period 2014-02-28
ON-AIR IMPACT, INC.
filed 2014-03-18
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-168413

ON-AIR IMPACT, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2692640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

2642 NE 9th Avenue

Fort Lauderdale, FL 33334

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
(Do not check if a smaller reporting company)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 18, 2014, there were 10,123,500 shares of Common Stock, $0.0001 par value per share issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

On-Air Impact, Inc.

(A Development Stage Company)

Balance Sheets

	02/28/2014	05/31/2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$657	$892

Total current assets	657	892

Total assets	$657	$892

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$5,250	$9,375
Convertible note payable	8,000	8,000
Due to related party	23,726	11,726

Total current liabilities	$36,976	$29,101

Stockholders’ deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,123,500 issued and outstanding	1,012	1,012
Treasury stock, at cost	(3,798)	(3,798)
Additional paid-in capital	23,236	23,236
Deficit accumulated during the development stage	(56,769)	(48,659)

Total stockholders’ deficit	(36,319)	(28,209)

Total liabilities and stockholders’ deficit	$657	$892

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statements of Operations

	Three	Three	Nine	Nine	From
	Months	Months	Months	Months	05/26/2010
	Ended	Ended	Ended	Ended	(Inception) to
	02/28/2014	02/28/2013	02/28/2014	02/28/2013	02/28/2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	2,520	3,269	8,110	9,223	56,769

Net loss	$(2,520)	$(3,269)	$(8,110)	$(9,223)	$(56,769)

Weighted average number of common shares outstanding (basic and fully diluted)	10,123,500	10,141,522	10,123,500	10,141,522

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

On-Air Impact, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Nine	Nine	From
	months	months	05/26/2010
	ended	ended	(Inception) to
	02/28/2014	02/28/2013	02/28/2014
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(8,110)	$(9,223)	$(56,769)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Accounts payable	(4,125)	695	5,250

Net cash used in operating activities	(12,235)	(8,528)	(51,019)

Cash flows from financing activities
Proceeds from related party advances	12,000	3,000	23,726
Proceeds from convertible notes payable	-	8,000	8,000
Payments for treasury stock	-	(3,800)	(3,798)
Proceeds from issuance of common stock	-	1	23,748

Net cash provided by financing activities	12,000	7,201	51,676

Net increase (decrease) in cash	(235)	(1,327)	657

Cash - beginning of period	892	1,589	-

Cash - end of period	$657	$262	$657

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

ON-AIR IMPACT, INC.

(A Development Stage Company)

Notes to Financial Statements

February 28, 2014

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of February 28, 2014, there were no cash equivalents.

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $(8,110) and net cash used in operations of $12,235 for the nine months ended February 28, 2014. The Company is in the development stage and has not generated revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management’s plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

Note 4 - Related Party Transactions

Loan payable

Since inception, the Company received an advance from the Company’s Chief Executive Officer of $23,726. These advances are non-interest bearing, unsecured and due on demand.

Rent services

During the nine months ended February 28, 2014, office space was provided by the Company’s Chief Executive Officer, free of charge. The amount of rent would be nominal.

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

On December 18, 2012, the Company sold 4,000,000 shares of Series A Preferred Stock to Virginia K. Sourlis for an aggregate purchase price of $8,000.00 under Section 4(2) under the Securities Act of 1933, as amended, due to the fact that the sale of such securities did not involve a public offering of securities. As subsequently reported by the Company on a Form 8-K filed with the Securities and Exchange Commission on February 12, 2013, on February 12, 2013, the Company entered into an Exchange Agreement with the accredited investor pursuant to which the Company issued the accredited investor a Non-Convertible Promissory Note (the “Note”) in the principal amount of $8,000 bearing no interest and maturing on the one year anniversary of the date of issuance in exchange for the accredited investor’s 4,000,000 shares of the Company’s Series A Convertible Preferred Stock. The Company then cancelled the 4,000,000 shares of Series A Convertible Preferred Stock. On February 12, 2014, the Company and the investor extended the maturity date of the Note by one year, to February 12, 2015.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2013 and available free of charge on the SEC’s website at www.sec.gov .

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

Plan of Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $(56,769) for the period from May 26, 2010 (inception) to February 28, 2014. In their audit report for the fiscal year ended May 31, 2013, our auditors have expressed their doubt as to our ability to continue as a going concern.

The following table provides selected financial data about our Company for the period from May 26, 2010 (the date of inception) through February 28, 2014. For detailed financial information, see the financial statements included in this quarterly report.

Balance Sheet Data:

Cash	$657
Total assets	$657
Total liabilities	$36,976
Shareholders’ deficit	$(36,319)

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

Proposed Milestones to Implement Business Operations

The following milestones are based on the estimates made by management. The working capital requirements and the projected milestones are approximations and subject to adjustments. Our twelve month budget is based on minimum operations. If we begin to generate profits, we will increase our marketing and sales activity accordingly. We estimate sales to begin approximately eighteen (18) months following the completion of the consumer research study discussed below in the first milestone and software program discussed in the second milestone below (estimated to be completed nine months after the completion of the consumer research study). The costs associated with operating as a public company are included in our budget. Management believes that the costs of operating as a public company (as opposed to a private company) could have a material negative impact on the Company’s results of operations and liquidity and could place a significant drain on capital resources. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. Since were not able to raise the entire amount contemplated by the Offering, Mrs. Dorothy Whitehouse and Mr. Edward Whitehouse have committed to personally fund our venture for an indefinite period of time to facilitate our ability to attain the following operational milestones.

The funding of the Company by our Officers and Directors will create a further liability to the Company to be reflected on the Company’s financial statements. Our Officers’ and Directors’ commitment to personally fund the Company is not contractual and could cease at any moment in her sole and absolute discretion. We plan to complete our milestones as follows:

First, we intend to commission a research project and engage a third party research firm within the next nine months. We estimate that it will take nine months to complete the study. We anticipate the study to cost us on average $55,000 based on our conversations with have had with several research companies. Our Officers and Directors have verbally agreed to fund the cost if we do not have sufficient funds. The goal of the study is to equate consumer perceptions of on-air sponsor detections with the common currency in the television marketplace, the 30-second commercial spot.

Second, once the above-referenced study is completed, we will commission custom software to be developed by an outside programmer. We estimate that it will take nine months to develop the software. We anticipate commissioning this program once the above-referenced study is completed and that it will take approximately three months to complete. We estimate the cost of the program to cost on average $25,000 based on our conversations we have had with several software developers and our officers and directors have verbally agreed to fund this. This software will assign characteristic values to each individual exposure detected based on duration, size, screen positioning, broadcast timing, occlusion (when a message/logo is obstructed or blocked) and clutter (the large volume of advertising messages that the average consumer is exposed to on a daily basis). Ultimately, when complete, we believe that the software will deliver the highest level of accuracy in the sports and entertainment sector.

Third, On-Air Impact will work with an outside website developer to complete the process from server hosting to creation of an end user web interface. We anticipate commissioning this program once the above-referenced software is completed and that it will take approximately three to nine months to complete. We estimate the cost of the website to cost an average $25,000 based on conversations with have had with several website developers and our officers and directors have verbally agreed to fund this if we do not have sufficient funds. This final process starts when the software data output is inputted into the server.

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

Results of Operations

Three Months Ended February 28, 2014 compared to the Three Months Ended February 28, 2013.

There were no revenues during the three month periods ended February 28, 2014 and 2013.

For the three months ended February 28, 2014, the Company had a net loss of $(2,520), compared to $(3,269) for the three months ended February 28, 2013. Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. Our net loss decreased in the quarter ended February 28, 2014 compared to the quarter ended February 28, 2013 due to a decrease in general and administrative expenses.

Nine Months Ended February 28, 2014 compared to the Nine Months Ended February 28, 2013.

There were no revenues during the nine month periods ended February 28, 2014 and 2013.

For the nine months ended February 28, 2014, the Company had a net loss of $(8,110), compared to $(9,223) for the nine months ended February 28, 2013. Net losses were comprised of general and administrative expenses which included legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. Our net loss decreased in the nine month period ended February 28, 2014 compared to the nine month period ended February 28, 2013 due to a decrease in general and administrative expenses.

Liquidity and Capital Resources

As of February 28, 2014, we had $657 cash on hand and our stockholders’ deficit was $(56,769), and there is substantial doubt as to our ability to continue as a going concern.

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

As previously reported by the Company on a Form 8-K filed with the SEC on December 21, 2012, the Company issued an aggregate of 4,000,000 shares of Series A Preferred Stock to an accredited investor (the “Investor”) for an aggregate purchase price of $8,000 pursuant to the exemption from the registration requirements of the Securities Act available under Section 4(a)(2) (formerly Section 4(2)) under the Securities Act). As subsequently reported by the Company on a Form 8-K filed with the SEC on February 12, 2013, on February 12, 2013, we exchanged the Investor’s 4,000,000 shares of Series A Preferred Stock for a Non-Convertible Promissory Note (the “Note”) in the principal amount of $8,000 bearing no interest and maturing on the one year anniversary; and we then cancelled the shares. On February 12, 2014, the Company and the investor extended the maturity date of the Note by one year, to February 12, 2015.

We currently do not have sufficient capital to fund our operations for the next 12 months. To date, our operations have been primarily funded by our initial public offering and by our Officers and Directors pursuant to a verbal, non-binding agreement. Our Officers and Directors have agreed to continue funding our operations for the foreseeable future pursuant to a verbal non-binding agreement. As of the quarter ended February 28, 2014, we owe an aggregate of $23,726 to our Officers and Directors pursuant to this verbal agreement. We believe that we will start to generate revenue within the next 12 months by using our CEO’s industry contacts to obtain clients. We estimate that we will need at least $100,000 to sustain our operations during such period. We will need to raise capital within the next 12 months to sustain our operations and implement our business plan. We might not be able to generate revenue or continue operations and our shareholders will ultimately end up holding stock in a company that has no revenue, no market for its common stock, and could potentially be forced to shut down operations.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2014, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K. Please see the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 filed by the Company with the SEC on August 23, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1(1)	Amendment, dated February 12, 2014, to the Non-Convertible Promissory Note, dated February 12, 2013, by On-Air Impact, Inc. F/B/O Virginia K. Sourlis
31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1(1)	Section 1350 Certification
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON-AIR IMPACT, INC.

By:	/s/ DOROTHY WHITEHOUSE
Dorothy Whitehouse
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Date:	March 18, 2014

