Form 10-KT
period 2014-05-31
ECOSCIENCES, INC.
filed 2014-09-15
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended:

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2014 to May 31, 2014

Commission file number: 333-168413

ECOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2692640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 Jericho Turnpike, Suite 110

Jericho, NY 11753

(Address of principal executive offices)

(516) 465-3964

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

www.SEClawyerFL.com

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

[  ]

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $56,750 based on the closing price of $0.50 per share of Common Stock times 113,500 shares of Common Stock of the Registrant held by non-affiliates on November 29, 2013, the last business day of the Registrant’s mostly recently completed second fiscal quarter.

As of September 15, 2014, there were 336,751,500 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

FORWARD LOOKING STATEMENTS

When used in this Report, the words or phrases “will likely result,” “we expect,” “will continue,” “anticipate,” “estimate,” “project,” “outlook,” “could,” “would,” “may,” or similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for products in a highly competitive market and the ability to attract future customers, the size and timing of additional significant orders and their fulfillment, the success of our business emphasis, the ability to finance and sustain operations, the ability to raise equity capital in the future, and the size and timing of additional significant orders and their fulfillment. We have no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Unless otherwise defined herein, as used in this Report, “Ecosciences,” “Eco,” the “Company,” “we,” “us,” “our,” and similar terms refer to Ecosciences, Inc., a Nevada corporation, and its wholly-owned subsidiary Eco-Logical Concepts, Inc., a Delaware corporation.

ITEM 1. BUSINESS.

General

Located in Jericho, New York, we provide bio-remediation services for sewers, sludge ponds, septic tanks, lagoons, farms, car washes, portable sanitation facilities, grease tanks, lakes and ponds. We offer a suite of tablet-based products that can be added to waste systems. The active ingredients in our tablets oxygenate wastewater, remove hydrogen sulfide odors, prevent corrosion in wastewater systems and initiate aerobic biological breakdown of organic sludge including fats, oils and grease. The tablets are non-toxic to the environment, non-caustic and comprised of natural ingredients that do not require any special permitting for use and disposal. The product is simple to use directly by the end consumer.

The Company has formulated a business model that management believes can help it grow and achieve economies of scale over time. We have undertaken the necessary due diligence and prepared a business strategy which we believe enables us to compete in the bio-remediation services market.

The Company is focused on building, acquiring and investing in businesses around ecological and life sciences. From waste water remediation to healthcare and more, Ecosciences is committed to building a better living environment for all people.

Product Development

We have developed a variety of products to serve various market segments:

●	Tank-Eze Wastewater Tablets. These are solid, sustained release tablets which provide active oxygen, nutrients, buffers and safe aerobic microorganisms to help clean, control odor and keep wastewater systems running efficiently with reduced downtime. These tablets can be used in pump and lift stations, septic tank systems and other waste-water treatment systems.

●	Trap-Eze Grease Trap Tablets. These are solid, sustained release tablets which provide active oxygen, nutrients, buffers and safe aerobic microorganisms to help clean, deodorize and keep grease traps running efficiently with reduced downtime. These tablets can be used by a wide variety of food service industry customers.

●	Wash-Eze Car Wash Tablets. These are solid, sustained release tablets that reduce noxious odors, spotting and other problems associated with the use of reclaimed (e.g., recycled) water. Environmentally safe, non-toxic, micro-fine components and aerobic and anaerobic microorganisms, help clean and mitigate odors, while providing nutrients, buffers and active oxygen to increase efficiency and reduce maintenance.

Revenue Model

We are in the process of establishing a network of master distributors, full-line distributors and sales representatives to service a diverse group of end users. Our target markets include municipalities, retail consumers, commercial and industrial users, food processors, hospitals, supermarkets, restaurants and the janitorial supply industry as follows:

1.	Municipalities:

a.	Sewage treatment plants

b.	Pump and Lift Stations

c.	Ponds and small lakes (golf courses typically have odor and algae issues in their water hazards)

2.	Commercial Foods Industry: Facilities with grease traps including restaurants, supermarkets and other facilities with commercial kitchens.

3.	Hospitals and Medical Facilities: Our products are used in the breakdown of organic material such as blood and tissue which typically clogs hospital drains and causes odor problems.

4.	Industrial Food Processing Plants: Facilities with grease traps and septic tanks.

5.	Retail: A significant percentage of homes and other facilities throughout the country operate with septic tanks. Our tablets are designed to treat the waste material that builds up in the tanks and prevent the buildup of methane and sulfuric acid from compacted solids which leads to the degradation and potential collapse of the septic system.

We intend to target sales for municipalities, the commercial foods industry, hospital and medical facilities and industrial food processing plants using a network of master distributorships, full-line distributors and other sales representatives who will work with us on a commission basis. We intend to reach the retail market through info-commercials to build awareness of our products and brand, internet marketing and eventual placement in chain retail locations and small retailers directly or through distributors with traditional retailer/wholesaler relationships.

Competitive Analysis

Our competition does not come from other tablets as we are unique in the market. However, within this category there are other alternatives. They include pumping, which is costly, intrusive and has a negative impact on the environment. There are powders and liquids that contain bacteria. Neither contains any oxygenating elements nor do they resolve issues with accumulated and compacted solid material. Our tablets embed themselves into the compacted mass and effervesce disturbing the material and infusing oxygen into the area so aerobic bacteria can go to work. Grease traps, lift stations, septic systems are all designed to allow for the flow of liquid through the systems. Therefore, powders and liquids will simply flow through the system and not establish bacteria colonies.

The Company’s primary competitors in the environmental bio-remediation services industry are Spartan Chemical, Zep, Arrow Chemical. We consider the competition to be competent, experienced, and they have greater financial and marketing resources than we do at the present time. Our ability to compete may be adversely affected by the ability of these competitors to devote greater resources to the marketing of their services than are available to our Company. Some of the Company’s competitors also offer a wider scope of services and have greater name recognition. Our competitors include large firms that also have extensive existing customer bases and established distribution channels

Sources and Availability of Raw Materials and the Names of Principal Suppliers

We purchase our raw materials as bulk dry bacterial enzymes from Biocat. Biocat ships the bulk biomaterial to Integral Processing who press and package the tablets. Large orders of our finished product are then shipped directly from Integral to our major customers. Smaller orders are shipped to our office.

Within our industry there are a number of manufacturers and pressers, giving us flexibility and options.

Dependence on One or a Few Major Customers

The Company, through Eco-Logical Concepts, sells its products to distributors who then resell them to end user customers. The Company currently does business with up to six distributors in Mexico, the U.S. and New Zealand, one of which accounts for a majority of our revenues. The loss of this distributor or a group of distributors generating a majority of our revenues could have a material adverse effect on the Company.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks nor are we a party to any licenses, franchises, concessions, royalty agreements or labor contracts.

Need for any Government Approval of Products or Services

There are no government regulations for our product or any powder or liquid enzyme products.

Effect of Existing or Probable Governmental Regulations on the Company

We will be subject to federal laws and regulations that relate directly or indirectly to our operations, including securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

Research and Development Activities

We have not spent any money on research and development activities during the five months ended May 31, 2014 and years ended December 31, 2013 and 2012.

Costs and Effect of Compliance with Environmental Laws

Our operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws, and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water, as well as the use, handling, storage and disposal of these materials. These laws and regulations include, but are not limited to, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as well as analogous state, local and foreign laws. Environmental laws may also become more stringent over time, which could increase our compliance costs.

We are subject to various federal, state, local and foreign laws and regulations governing the production, transport and import of industrial chemicals. Notably, the Toxic Substances Control Act gives the U.S. Environmental Protection Agency (“EPA”), the authority to track, test and/or ban chemicals that may pose an environmental or human-health hazard. We are required to comply with certification, testing, labeling and transportation requirements associated with regulated chemicals.

In the ordinary course of our business, we are subject to environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities, warehouse facilities and operations require operating permits that are subject to renewal, modification and revocation.

Employees

We have one full-time employee, our President, and three part-time employees. The Company currently plans to hire two to three full-time employees by quarter ended February 28, 2015, whose principal responsibilities will be as a sales representative.

Dividend Policy

We have never paid or declared dividends on our securities. The payment of cash dividends, if any, in the future is within the discretion of our Board and will depend upon our earnings, our capital requirements, financial condition and other relevant factors. We intend, for the foreseeable future, to retain future earnings for use in our business.

Description of Properties

Our principal executive offices are located at 420 Jericho Turnpike, Suite 110, Jericho, NY, 11753. Our telephone number is (516) 465-3964. Our executive offices are currently provided to us for no charge by our President. In the future, as we expand, we expect to execute a lease agreement with our President or lease other office space.

Corporate History

We were formally known as On-Air Impact, Inc., a Nevada corporation (“On-Air Impact”). From the date of its inception on May 26, 2010 until the consummation of the reverse merger described below on May 9, 2014, On-Air Impact was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

On May 9, 2014, On-Air Impact and its wholly-owned subsidiary, Eco Merger Sub, Inc., a Delaware corporation (“Merger Sub”), consummated a reverse merger (the “Merger”) with Eco-Logical Concepts, Inc., a Delaware corporation (“Eco-Logical”), pursuant to the terms and conditions of that certain Agreement and Plan of Merger, dated May 9, 2014 (the “Merger Agreement”), whereby Merger Sub merged with and into Eco-Logical with Eco-Logical being the surviving corporation and replacing Merger Sub as On-Air Impact’s wholly-owned subsidiary. Since the Merger, the business and operations of Eco-Logical have been business and operations of On-Air Impact.

At the closing of the Merger:

●	Every one hundred (100) shares of common stock, par value $0.0001 per share, of Eco-Logical issued and outstanding immediately prior to the closing of the Merger was converted into one (1) share of common stock, par value $0.0001 per share (the “Common Stock”), of On-Air Impact, rounding up to the nearest whole number for resulting fractional shares; and

●	Each share of Series A Non-Convertible Preferred Stock, par value $0.0001 per share, of Eco-Logical issued and outstanding immediately prior to the closing of the Merger was converted into one share of Series B Non-Convertible Preferred Stock, par value $0.0001 per share (the “Series B Non-Convertible Preferred Stock”), of On-Air Impact.

In addition, pursuant to the Merger Agreement, on May 9, 2014, Joel Falitz, the President and Chief Executive Officer of Eco-Logical, was appointed to serve as the Chairman of our Board of Directors for a one-year period until the next annual stockholders’ meeting or until his successor is elected and qualified and as the Chief Executive Officer, President, Secretary and Treasurer of the Company.

As a result of the Merger, On-Air Impact ceased to be a shell company. The information contained in our “Super Form 8-K” filed on May 15, 2014 constitutes the current “Form 10 information” necessary to satisfy the conditions contained in Rule 144(i)(2) under the Securities Act of 1933, as amended (the “Securities Act”).

The Merger was intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and has been treated as a recapitalization of the Company for financial accounting purposes. Even though On-Air Impact was the legal acquirer, Eco-Logical is considered to be the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of Eco-Logical before the Merger in this Report and all future filings with the SEC.

To better reflect our new operations as a result of the Merger, on June 23, 2014, the Company changed its name from “On-Air Impact” to “Ecosciences, Inc.” On June 23, 2014, we also increased our authorized capital stock from 100 million shares of Common Stock to 500 million shares; and from 10 million shares of “blank check” Preferred Stock, par value $0.0001 per share (“Preferred Stock”) to 50 million shares. We also effectuated a 500-for-1 forward stock split of our outstanding Common Stock on June 23, 2014 (the “Forward Stock Split”).

Also, on June 23, 2014, Dorothy Whitehouse and Edward Whitehouse each resigned as a member of our Board of Directors. Their resignations were not due to any disagreement with the Company nor were they related to our operations, policies or practices.

On July 21, 2014, the ticker symbol of our Common Stock on the OTCQB was changed from “OAIR” to “ECEZ” to better reflect our new name.

ITEM 1A. RISK FACTORS

AN INVESTMENT IN OUR SECURITIES IS HIGHLY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. WE FACE A VARIETY OF RISKS THAT MAY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS AND MANY OF THOSE RISKS ARE DRIVEN BY FACTORS THAT WE CANNOT CONTROL OR PREDICT. BEFORE INVESTING IN THE SECURITIES YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, TOGETHER WITH THE FINANCIAL AND OTHER INFORMATION CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND YOU MAY LOSE ALL OR A PART OF YOUR INVESTMENT. ONLY THOSE INVESTORS WHO CAN BEAR THE RISK OF LOSS OF THEIR ENTIRE INVESTMENT SHOULD CONSIDER AN INVESTMENT IN OUR SECURITIES.

This Report contains certain statements relating to future events or the future financial performance of our Company. Prospective investors are cautioned that such statements are only predictions and involve risks and uncertainties, and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this Report, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

If any of the following or other risks materialize, the Company’s business, financial condition, and results of operations could be materially adversely affected which, in turn, could adversely impact the value of our securities. In such a case, investors in our securities could lose all or part of their investment.

Prospective investors should consider carefully whether an investment in the Company is suitable for them in light of the information contained in this Report and the financial resources available to them. The risks described below do not purport to be all the risks to which the Company could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

Risks Associated with Our Business

We have limited cash on hand and there is substantial doubt as to our ability to continue as a going concern.

At May 31, 2014, we had $19,238 in cash on hand and working capital deficit of $160,687 and for the five months ended May 31, 2014, we had $4,238 in revenues. In their report for the five months ended May 31, 2014, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

We have a limited operating history upon which investors can evaluate our future prospects.

Our operating subsidiary, Eco-Logical Concepts, was incorporated in the State of Delaware on November 30, 2011. Therefore, we have limited operating history upon which an evaluation of our business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results could be materially and adversely affected.

Given the limited operating history, management has little basis on which to forecast future demand for our products from our existing customer base, much less new customers. The current and future expense levels of the Company are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the business of the Company is new and its market has not been developed. If the forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, the Company may be unable to adjust its spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect the business, financial condition and operating results of the Company.

Our success is highly dependent on Joel Falitz, our President and CEO.

In the early stages of development, the Company’s business will be significantly dependent on the Company’s Management team. The Company’s success will be particularly dependent upon Joel Falitz, our sole executive officer and director, the loss of who would have a material adverse effect on the Company.

We may not be able to compete successfully with current and future competitors.

We have many potential competitors in the bio-remediation services industry. We will compete, in our current and proposed businesses, with other companies, most of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all. In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including, but not limited to, larger staffs, greater name recognition, larger and established customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to industry dynamics, evolving standards and competitors’ innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could fatally damage our business and chances for success.

If we do not continually update our services, they may become obsolete and we may not be able to compete with other companies.

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

We may be required to borrow funds in the future.

If the Company incurs indebtedness, a portion of its cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair the Company’s operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of members of the Company. A judgment creditor would have the right to foreclose on any of the Company’s assets resulting in a material adverse effect on the Company’s business, operating results or financial condition.

Failure to establish or enhance our brand recognition could have a material adverse effect on our business and results of operations.

We believe we will need to expend significant time, effort and resources to enhance the recognition of our brands. We believe developing our brand will be important to our sales and marketing efforts. If we fail to establish or enhance the recognition of our brands, it could have a material adverse effect on our ability to sell our products and adversely affect our business and results of operations. If we fail to develop a positive public image and reputation, our business with our existing customers could decline and we may fail to develop additional business, which could adversely affect our results of operations.

Defects in our products or failures in quality control could impair our ability to sell our products or could result in product liability claims, litigation and other significant events involving substantial costs.

Detection of any significant defects in our products or failure in our quality control procedures may result in, among other things, delay in time-to-market, loss of sales and market acceptance of our products, diversion of development resources, and injury to our reputation. The costs we may incur in correcting any product defects may be substantial. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail, would be time consuming and costly to defend, and if we do not prevail, could result in the imposition of a damages award. We presently maintain product liability insurance; however, it may not be adequate to cover any claims.

There can be no assurances of protection for proprietary rights or reliance on trade secrets.

In certain cases, the Company may rely on trade secrets to protect intellectual property, proprietary technology and processes, which the Company has acquired, developed or may develop in the future. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior products or technology. The protection of intellectual property and/or proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. The Company, in common with other firms, may also be subject to claims by other parties with regard to the use of intellectual property, technology information and data, which may be deemed proprietary to others.

Our ability to become profitable and continue as a going concern will be dependent on our ability to attract, employ and retain highly skilled individuals to serve our clients.

The nature of our business requires that we employ skilled persons to perform highly skilled and specialized tasks for our Company. Our failure to retain such personnel could have a material adverse effect on our ability to offer services to clientele, and could potentially have a negative effect on our business. There is no guarantee that skilled persons will be available and willing to work for us in the future, nor is there any guarantee that we could afford to retain them if they are available at a future time.

Our projections and forward-looking information may prove to be incorrect.

Management has prepared projections regarding the Company’s anticipated financial performance. The Company’s projections are hypothetical and based upon a presumed financial performance of the Company, the addition of a sophisticated and well-funded marketing plan, and other factors influencing the business of the Company. The projections are based on Management’s best estimate of the probable results of operations of the Company, based on present circumstances, and have not been reviewed by the Company’s independent accountants. These projections are based on several assumptions, set forth therein, which Management believes are reasonable. Some assumptions upon which the projections are based, however, invariably will not materialize due to the inevitable occurrence of unanticipated events and circumstances beyond Management’s control. Therefore, actual results of operations will vary from the projections, and such variances may be material. Assumptions regarding future changes in sales and revenues are necessarily speculative in nature. In addition, projections do not and cannot take into account such factors as general economic conditions, unforeseen regulatory changes, the entry into the Company’s market of additional competitors, the terms and conditions of future capitalization, and other risks inherent to the Company’s business. While Management believes that the projections accurately reflect possible future results of the Company’s operations, those results cannot be guaranteed.

We may not be able to manage our growth effectively.

We must continually implement and improve our products and/or services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product development, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. If we fail to implement and improve these operations, there could be a material, adverse effect on our business, operating results and financial condition.

If we make any acquisitions or enter into a merger or similar transaction, our business may be negatively impacted.

We have no present plans for any specific acquisition. However, in the event that we make acquisitions in the future, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions, mergers and other similar transactions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our Management and the management of acquired companies;

●	the difficulty of incorporating acquired rights or products into our existing business;

●	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

●	the effect of any government regulations which relate to the business acquired; and

●	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

There might be unanticipated obstacles to the execution of our business plan.

The Company’s business plans may change significantly. The Company’s potential business endeavors are capital intensive. Management believes that the Company’s chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company’s principals and advisors. Management reserves the right to make significant modifications to the Company’s stated strategies depending on future events.

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

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

Ecosciences is a Nevada corporation. Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Nevada law also authorizes Nevada corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

We currently do not maintain any insurance coverage. In the event that we are found liable for damage or other losses, we would incur substantial and protracted losses in paying any such claims or judgments. Although we intend to acquire such coverage immediately upon resources becoming available, there is no guarantee that we can secure such coverage or that any insurance coverage would protect us from any damages or loss claims filed against it.

Risks Relating to Ownership of Our Common Stock

The shares of Common Stock issued to the former Eco-Logical stockholders pursuant to the Merger Agreement are “restricted securities” and, as such, may not be sold except in limited circumstances.

The shares of Common Stock of On-Air Impact, Inc. issued to the former stockholders of Eco-Logical in exchange for their shares of common stock of Eco-Logical pursuant to the Merger Agreement have not been registered under the Securities Act or any state securities law. As a result, the shares will be “restricted securities” under the Securities Act and they may not be sold, transferred, pledged or otherwise disposed of unless they are registered under the Securities Act and applicable state securities laws, except in a transaction which, to our satisfaction and that of our counsel, is exempt from such registration requirements. We are not currently required to register the resale of the shares of Common Stock to enable those shares to be freely tradable and even if we were, we cannot assure you that the SEC will declare the registration statement effective, or that once declared effective, that the SEC will not take action to suspend such effectiveness.

In addition, Rule 144 promulgated under the Securities Act, which permits the resale of the shares of Common Stock, subject to various terms and conditions, is not available until one year has elapsed since we filed our Super Form 8-K on May 15, 2014 containing “Form 10 information” and only if we are current in meeting our SEC filing requirements. As a result, your ability to sell your shares may be limited.

Because the Merger Agreement between On-Air Impact, Inc., Eco Merger Sub, Inc., and Eco-Logical Concepts, Inc was deemed a reverse acquisition, we may not be able to attract the attention of major brokerage firms, which may limit the liquidity of our Common Stock and may make it more difficult for us to raise additional capital in the future.

Additional risks may exist because the Merger Agreement was considered a “reverse acquisition” under accounting and securities regulations. Certain SEC rules are more restrictive when applied to reverse acquisition companies, such as the ability of stockholders to resell their shares of Common Stock pursuant to Rule 144. In addition, securities analysts of major brokerage firms may not provide coverage of our Common Stock because there may be little incentive for brokerage firms to recommend the purchase of our Common Stock. As a result, our Common Stock may have limited liquidity and investors may have difficulty selling their shares. In addition, we cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf if we seek to raise additional capital in the future. Our inability to raise additional capital may have a material adverse effect on our business.

There is not now, and there may not ever be, an active market for the Company’s Common Stock.

The Company’s Common Stock is currently quoted on the OTCQB under the symbol “ECEZ”. If and when our stock does begin to trade, such trading may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our Common Stock for an indefinite period of time. There can be no assurance that a more active market for the Common Stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our Common Stock, and would likely have a material adverse effect on the market price of our Common Stock and on our ability to raise additional capital.

We cannot assure you that the Common Stock will become liquid.

Until our Common Stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our Common Stock to remain eligible for quotation on the OTCQB. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of the Common Stock. This would also make it more difficult for us to raise capital.

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

●	the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

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

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our Company’s industry;

●	additions or departures of key personnel;

●	sales of our Common Stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not anticipate dividends to be paid on our Common Stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on the Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

If securities analysts do not initiate coverage or continue to cover our Common Stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our Common Stock.

The trading market for the Common Stock will depend on the research and reports that securities analysts publish about our business and the Company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover the Common Stock. If securities analysts do not cover the Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of the Common Stock.

In the future, we may issue shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, acquisitions, capital raising purposes, or for other business purposes. The future issuance of any such securities may create downward pressure on the trading price of the Common Stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of the Common Stock will be initially quoted on the OTCQB.

The outstanding Series B Non-Convertible Preferred Stock has 80% voting control, rendering your voting powers meaningless.

Generally, the outstanding shares of Series B Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock. Pursuant to the Merger, the Company issued 200,000 shares of Series B Non-Convertible Preferred Stock to Maverick, LLC. The voting power of your Common Stock is essentially meaningless due to the Series B Non-Convertible Preferred Stock 80% voting power.

Material weaknesses in our internal control over financial reporting may adversely affect our Common Stock.

We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective disclosure controls and procedures and internal controls and procedures for financial reporting. Section 404 of the Sarbanes-Oxley Act requires that we include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

The Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our Common Stock and have an adverse effect on the market for shares of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

Our principal executive offices are located at 420 Jericho Turnpike, Suite 110, Jericho, NY, 11753. Our telephone number is (516) 465-3964. Our executive offices are currently provided to us for no charge by our President. In the future, as we expand, we expect to execute a lease agreement with our President or lease other office space.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From March 8, 2012 to July 21, 2014, our common stock has been quoted on the OTCQB under the ticker symbol “OAIR.” On March 8, 2012, 2,000 shares traded. Since that date, there has been no trading in the Company’s common stock. On July 21, 2014, the ticker symbol for our Common Stock was changed on the OTCQB to “ECEZ.”

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our Common Stock as reported on the OTCQB for the past two fiscal years. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low

2013 Fiscal Year
1st Quarter ended August 31, 2012	$0.50	$0.50
2nd Quarter ended November 30, 2012	$0.50	$0.50
3rd Quarter ended February 28, 2013	$0.50	$0.50
4th Quarter ended May 31, 2013	$0.50	$0.50

2014 Fiscal Year
1st Quarter ended August 31, 2013	$0.50	$0.50
2nd Quarter ended November 30, 2013	$0.50	$0.50
3rd Quarter ended February 28, 2014	$0.50	$0.50
4th Quarter ended May 31, 2014	$0.50	$0.50

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

If and when a public trading market develops for our Common Stock, it most likely will be a penny stock. The penny stock disclosure requirements could have the effect of reducing the trading activity in the secondary market for our common stock. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

General

Under our Certificate of Incorporation, we are authorized to issue an aggregate of 550,000,000 shares of capital stock, of which 500,000,000 are shares of Common Stock, par value $0.0001 per share, and 50,000,000 are “blank check” Preferred Stock, par value $0.0001 per share.

Common Stock

As of September 15, 2014, we had 336,751,500 shares of Common Stock outstanding.

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

Preferred Stock

Our Certificate of Incorporation authorizes our board of directors to issue up to 50,000,000 shares of “blank check” preferred stock in one or more designated series, each of which shall be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, without stockholders’ approval, within any limitations prescribed by law and our Certificate of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

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

Amended and Restated Series A Convertible Preferred Stock

On May 7, 2014, our Board decided to amend and restate the Company’s Series A Convertible Preferred Stock Certificate of Designation originally filed with the Secretary of State of the State of Nevada on May 10, 2012; and we filed an Amended and Restated Certificate of Designation with the Secretary of State of the State of Nevada on May 8, 2014, therein re-designating the class. Under the Amended and Restated Certificate of Designation, 3,000,000 shares of Preferred Stock have been designated as “Series A Convertible Preferred Stock.” Generally, each holder of Series A Convertible Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series A Convertible Preferred Stock is first issued, to convert each share of Series A Convertible Preferred Stock into twenty (20) fully-paid and non-assessable shares of Common Stock of the Company. In connection with any conversion thereunder, each holder of Series A Convertible Preferred Stock may not convert any part of the Series A Convertible Preferred Stock if such conversion would cause such holder or any of its assignees to beneficially own more than 4.99% of the Common Stock of the Company.

As of the filing date of this Report, there were 1,468,630 shares of Series A Convertible Preferred Stock issued and outstanding, all of which are owned by Edward Whitehouse, a former officer and director of the Company.

Series B Non-Convertible Preferred Stock

On May 7, 2014, our Board designated 200,000 shares of Preferred Stock as “Series B Non-Convertible Preferred Stock” and we filed a Certificate of Designation with the Secretary of State of the State of Nevada on May 8, 2014, therein designating the class. Generally, the outstanding shares of Series B Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock.

Holders of Our Common Stock

As of the filing date of this Report, we had 48 record holders of our Common Stock.

Transfer Agent

Below is the name, mailing address, phone and fax numbers, website and email address of our transfer agent:

VStock Transfer, LLC

77 Spruce Street, Suite 201

Cedarhurst, NY 11516

Phone: 212-828-8436

Toll-Free: 855-9VSTOCK

Fax: 646-536-3179

info@vstocktransfer.com

www.VstockTransfer.com

Options

There are no outstanding options to purchase our securities. We may, however, grant such options and/or establish an incentive stock option plan for our directors, executive officers, employees and consultants in the future.

Convertible Securities

Other than our Series A Convertible Preferred Stock, there are no outstanding securities convertible into shares of our Common Stock or rights convertible or exchangeable into shares of our Common Stock.

Change in Control

There are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control of our Company and that would operate only with respect to an extraordinary corporate transaction involving our Company or subsidiary, such as merger, reorganization, tender offer, sale or transfer of substantially all of our assets, or liquidation.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the end of the five months ended May 31, 2014.

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

Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “Ecosciences” in this section collectively refer to Ecosciences, Inc. and its wholly-owned subsidiary, Eco-Logical Concepts, Inc.

Overview

The following discussion highlights Eco-Logical’s results of operations and the principal factors that have affected our consolidated financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations presented herein. The following discussion and analysis is based on Eco-Logical’s audited financial statements contained in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

As a result of the Merger and the change in our business and operations, a discussion of the past financial results of On-Air Impact, Inc. is not pertinent, and under generally accepted accounting principles in the United States, the historical financial results of Eco-Logical, the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.

Located in Jericho, New York, Eco-Logical provides bio-remediation services for sewers, sludge ponds, septic tanks, lagoons, farms, car washes, portable sanitation facilities, grease tanks, lakes and ponds. We provide a suite of tablet-based products that can be added to waste systems. The active ingredients in our tablets oxygenate wastewater, remove hydrogen sulfide odors, prevent corrosion in wastewater systems and initiate aerobic biological breakdown of organic sludge including fats, oils and grease. The tablets are non-toxic to the environment, non-caustic and comprised of natural ingredients that do not require any special permitting for use and disposal. The product is simple to use directly by the end consumer.

The Company has formulated a business model that management believes can help it grow and achieve economies of scale over time. We have undertaken the necessary due diligence and prepared a business that will enable us to compete in the market for bio-remediation services.

The Company is focused on building, acquiring and investing in businesses around ecological and life sciences. From waste water remediation to healthcare and more, Ecosciences is committed to building a better living environment for all people.

Eco-Logical Concepts Inc. (hereinafter referred to as the “Company,” “Eco,” “Eco-Logical,” “our,” we,” “us,” and similar terms) was incorporated in the State of Delaware on November 30, 2011.

Prior to the Merger, On-Air Impact, Inc. was a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act. As a result of the Merger, On-Air Impact, Inc. ceased to be a shell company.

Growth Strategy of the Company

Our mission is to maximize stockholder value through expanding the scope of products offered. We intend to conduct research and development to bring new, improved products to market to ensure we are competitive in our market space. We intend to focus on growing our distribution channels using master-distributor relationships, full-line distributors and other similar sales channels. We intend to build product and brand awareness through a direct retail channel using online marketing and info-commercials, which we believe will provide a feedback benefit for the growth of our other distribution channels as well as to establish opportunities for indirect retail sales channels, such as through chain stores and small retailers.

We have been working to set up regional distributors in several different market segments, such as septic systems, grease traps, ponds, agricultural and wastewater. Sales have been growing rapidly overseas with business in Mexico, Costa Rica, New Zealand and South Africa.

Critical Accounting Policies, Estimates, and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Results of Operations

The following table presents Eco-Logical’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Periods
	From January 1, 2014 to May 31, 2014		From January 1, 2013 to December 31, 2013
	$	% of Revenue	$	% of Revenue

Revenue:	$4,238	-%	19,530	-
Cost of sales:	(1,623)	38.30%	(5,328)	27.28%
Gross profit	2,615		14,202

Operating expenses:
Advertising and Promotion	3,595	84.83%	5,342	27.35%
General and administrative	2,438	57.53%	5,489	28.11%
Professional fees	37,498	884.80%	5,214	26.70%
Transfer agent and filing fees	16,706	394.20%	-	-%
Total Expenses	60,237	1,421.35%	16,045	82.16%

Net loss before other expenses:	(57,622)	1,359.65%	(1,843)	9.44%

Other expenses:

Interest expense	994	23.45%	2,167	11.10%
Net loss	$(58,616)	1,381.11%	(4,010)	20.53%

(1) Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Periods
	From January 1, 2014 to May 31, 2014	From January 1, 2013 to December 31, 2013	% Change

Revenue	$4,238	$19,530	(78.30)%

Our Revenue decreased 78.30% for the five months ended May 31, 2014 as compared to the year ended December 31, 2013. The decrease is attributable to a lower amount of completed orders in the shorter period.

Costs and Expenses

Cost of Sales

	Periods
	From January 1, 2014 to May 31, 2014	From January 1, 2013 to December 31, 2013	% Change

Cost of Sales	$1,623	$5,328	(69.54)%

Our Costs of Sales decreased 69.54% for the five months ended May 31, 2014 as compared to the year ended December 31, 2013. The decrease is attributable to a lower amount of completed orders in the shorter period.

Operating Expenses

	Periods
	From January 1, 2014 to May 31, 2014	From January 1, 2013 to December 31, 2013	% Change

Operating Expenses	$60,237	$16,045	275.43%

Our Operating Expenses increased 275.43% for the five months ended May 31, 2014 as compared to the year ended December 31, 2013. The increase is attributable to an 884.80% increase in Professional Fees consisting of legal, accounting and consulting fees. Prior to the reverse merger on May 9, 2014 between the Company’s (then known as On-Air Impact, Inc.) then wholly-owned subsidiary, Eco Merger Sub, Inc., with Eco-Logical Concepts, Inc., the Company had no operations.

Interest Expense

	Periods
	From January 1, 2014 to May 31, 2014	From January 1, 2013 to December 31, 2013	% Change

Interest Expense	$994	$2,167	(54.13)%

Our Interest Expense decreased 54.13% for the five months ended May 31, 2014 as compared to the year ended December 31, 2013. The decrease is attributable to accruing the expense through a shorter period.

Financial Condition, Liquidity and Capital Resources

At May 31, 2014, we had $19,238 in cash on hand and an accumulated deficit of $160,687; and had $4,238 in revenues for the five month period January 1, 2014 to May 31, 2014. In their report for the five months ended May 31, 2014, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

To date, we have financed our operations primarily through the sale of Convertible Promissory Notes to Joel Falitz and other non-affiliated third parties and the issuance and sale of equity securities for cash consideration. As of May 31, 2014, we have financed our operations by the following:

●	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At May 31, 2014, the outstanding principal and accrued interest of each Note was $4,959.

●	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the Note, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. On December 27, 2012, the Company repaid $4,005 towards the principal balance and $995 towards accrued interest. On April 19, 2013, the Company repaid $4,818 towards the principal balance and $182 towards accrued interest. At May 31, 2014, the outstanding principal and accrued interest of the Note was $1,306.

●	On December 28, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $6,000, of which $5,000 is due to the President of the Company. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.0001 per share. On October 27, 2012, the Company issued 50,000,000 shares of common stock to the President of the Company upon the conversion of the principal amount of $5,000. At May 31, 2014, the outstanding principal and accrued interest of the Note was $1,238.

●	On May 8, 2014, Eco-Logical sold a one-year promissory note to Maverick, LLC (“Maverick”) for the principal amount of $25,000 and bearing interest at rate of 8% per annum. Pursuant to the terms of the promissory note, simultaneously with the sale of all or substantially all of the assets of Eco-Logical, upon the merger or combination of Eco-Logical with another entity (other than for changing domicile), or change of control of Eco-Logical, the outstanding principal and accrued interest thereon under the promissory note automatically converted, without any action being taken by Eco-Logical or Maverick, into a number of shares of common stock and/or preferred stock of Eco-Logical which would enable Maverick to have voting and dispositive control of Eco-Logical. On May 9, 2014, the promissory note issued to Maverick was converted into 5,000,000 shares of Eco-Logical’s common stock and 200,000 shares of Eco-Logical’s Series A Preferred Stock. Pursuant to Eco-Logical’s Series A Certificate of Designation filed with the Secretary of State of the State of Delaware, the outstanding shares of Series A Non-Convertible Preferred Stock voted together with the shares of Common Stock and other voting securities of Eco-Logical as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Non-Convertible Preferred Stock is outstanding, represented eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of Eco-Logical or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock. Upon the consummation of the Merger, Maverick’s 5,000,000 shares of Eco-Logical common stock and 200,000 shares of Eco-Logical Series A Non-Convertible Preferred Stock converted into 50,000 shares of our Common Stock and 200,000 shares of our Series B Non-Convertible Preferred Stock, respectively. The voting rights of shares of our Series B Non-Convertible Preferred Stock are identical to the voting rights Eco-Logical’s Series A Non-Convertible Preferred Stock. Therefore, as a result of the Merger, Maverick has voting control over the Company. As a result of the 500-for-1 Forward Stock Split of the Company’s outstanding Common Stock on June 23, 2014, the 50,000 shares of Common Stock held by Maverick resulted in Maverick owning 25,000,000 shares of the Company’s Common Stock.

●	On May 9, 2014, the Company entered into that certain Master Loan Agreement, dated May 9, 2014 (the “Loan Agreement”), with Baccarat Holdings, Inc., an unaffiliated third party lender (“Baccarat” or the “Lender”). Subject to the terms and conditions set forth in the Loan Agreement, Baccarat agreed, from time to time to purchase from the Company, and the Company agreed to sell and issue to Baccarat, one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed the $500,000 and that no Event of Default has occurred and has remained uncured. Amounts borrowed under the Loan Agreement shall be evidenced by an unsecured, non-recourse Promissory Note, bear interest at a rate of 8% per annum, mature on the first anniversary date thereof, and may be prepaid by the Company before the maturity date thereof. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement shall automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and Baccarat and (ii) written termination notice is delivered by the Company or Baccarat to the other party. There can be no assurances that any additional funds will be available to us under the Loan Agreement since it provides that the Lender may terminate this Agreement at any time.

As of May 31, 2014, the Company sold the following promissory notes Bacarat pursuant to the Loan Agreement:

Issue Date:	Maturity Date:	Interest Rate:	Principal:

5/9/2014	5/9/2015	8%	$50,000.00
5/19/2014	5/19/2015	8%	$45,000.00
TOTAL:	—	—	$95,000.00

See “Subsequent Events” below.

Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. As of May 31, 2014, we had a working capital deficit of $160,687, an accumulated deficit of $194,559 and a stockholders’ deficit of $160,687. We have incurred net losses of $58,616 and $4,010 for the five months ended May 31, 2014 and year ended December 31, 2013, respectively.

At May 31, 2014, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $10,600 for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

Notwithstanding our Loan Agreement with Bacarat that may be terminated upon an uncured Event of Default or by Bacarat at any time, we do not believe our cash resources are sufficient to implement our current business plan, support operations and meet current obligations for the next 12 months. We plan to raise additional capital to finance our operations. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to reduce our discretionary overhead costs substantially, including research and development, general and administrative and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	Periods
	January 1, 2014 to May 31, 2014	January 1, 2013 to December 31, 2013

Cash, beginning of period	$4,205	$735
Net cash provided by (used in) operating activities	(58,727)	478
Net cash provided by investing activities	34	-
Net cash provided by financing activities	73,726	2,992
Cash, end of period	$19,238	$4,205

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of May 31, 2014 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since the five months ended May 31, 2014.

Subsequent Events

●

On June 6, 2014, the Company sold a one-year promissory note to Bacarat under the Loan Agreement for the principal amount of $30,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and form time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment.

●	On June 9, 2014, the Company entered into a Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 100,000 shares of Series A Convertible Preferred Stock for $20,000.

●

On August 11, 2014, the Company sold a one-year promissory note to Bacarat under the Loan Agreement for the principal amount of $25,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and form time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment.

●	On August 12, 2014, the Company entered into a Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 100,000 shares of Series A Convertible Preferred Stock for $20,000.

●	On August 21, 2014, the Company entered into a Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 50,000 shares of Series A Convertible Preferred Stock for $10,000.

●	On August 18, 2014, the Company sold a one-year promissory note to Bacarat under the Loan Agreement for the principal amount of $10,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and form time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment.

21

●

On August 25, 2014, the Company sold a one-year promissory note to Bacarat under the Loan Agreement for the principal amount of $10,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and form time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment.

●

On August 26, 2014, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $2,500, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and form time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment.

●	On September 4, 2014, the Company entered into the Sixth Series A Preferred Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 50,000 shares of Series A Convertible Preferred Stock for $10,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Ecosciences, Inc.

(formerly On-Air Impact, Inc.)

Consolidated Financial Statements

23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ecosciences, Inc.

We have audited the accompanying consolidated balance sheets of Ecosciences, Inc. (the “Company”) as of May 31, 2014, December 31, 2013 and December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the five months ended May 31, 2014, and the years ended December 31, 2013 and 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecosciences, Inc. as of May 31, 2014, December 31, 2013 and December 31, 2012, and the results of its operations, stockholders’ deficit and cash flows for the five months ended May 31, 2014, and the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Friedman LLP
East Hanover, NJ

September 15, 2014

Ecosciences, Inc.

(formerly On-Air Impact, Inc.)

Consolidated Balance Sheets

	May 31, 2014	December 31, 2013	December 31, 2012
ASSETS

Current Assets

Cash	$19,238	$4,205	$735
Accounts receivable - net	1,298	8,226	11,443
Prepaid expenses	–	2,500	–
Inventory	2,035	997	1,149

Total Assets	$22,571	$15,928	$13,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$39,749	$18,670	$15,051
Due to related parties	10,600	10,600	10,227
Notes payable	126,732	23,732	16,295
Convertible notes payable	6,177	6,177	10,995

Total Liabilities	183,258	59,179	52,568

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized, $0.0001 par value;

Series A Preferred Stock 1,768,630 shares issued and outstanding (December 31, 2013 and 2012 – no shares)	177	–	–

Series B Preferred Stock 200,000 shares issued and outstanding (December 31, 2013 and 2012 – no shares)	20	–	–

Common Stock 500,000,000 shares authorized, $0.0001 par value; 336,751,500 shares issued and outstanding (December 31, 2013 and 2012 – 250,001,500 shares)	33,675	25,000	25,000

Additional Paid-in Capital	–	25	25

Deficit	(194,559)	(68,276)	(64,266)

Total Stockholders’ Deficit	(160,687)	(43,251)	(39,241)

Total Liabilities and Stockholders’ Deficit	$22,571	$15,928	$13,327

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

(formerly On-Air Impact, Inc.)

Consolidated Statements of Operations

	Five Months
	Ended	Year Ended	Year Ended
	May 31, 2014	December 31, 2013	December 31, 2012
Revenue	$4,238	$19,530	$17,539
Cost of sales	(1,623)	(5,328)	(4,967)
Gross Profit	2,615	14,202	12,572

Expenses
Advertising and promotion	3,595	5,342	3,602
General and administrative	2,438	5,489	5,016
Professional fees	37,498	5,214	44,848
Transfer agent and filing fees	16,706	–	–
Total Expenses	60,237	16,045	53,466
Net Loss Before Other Expenses	(57,622)	(1,843)	(40,894)

Other Expenses
Interest expense	(994)	(2,167)	(1,461)

Net Loss	$(58,616)	$(4,010)	$(42,355)

Net Loss attributable to Ecosciences per share	$–	$–	$–
Weighted-average Common Shares Outstanding - Basic and Diluted	262,640,323	250,001,500	250,001,500

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

(formerly On-Air Impact, Inc.)

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2012 and 2013 and For the Five Months Ended May 31, 2014

							Additional
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2011	–	$–	$–	$–	$–	$–	$–	$(1,911)	$(1,911)
Issuance of common stock for debt	1,500	–	–	–	–	–	25	–	25
Issuance of common stock for conversion of debt	250,000,000	25,000	–	–	–	–	–	(20,000)	5,000
Net loss	–	–	–	–	–	–	–	(42,355)	(42,355)
Balance – December 31, 2012	250,001,500	25,000	–	–	–	–	25	(64,266)	(39,241)
Net loss	–	–	–	–	–	–	–	(4,010)	(4,010)
Balance – December 31, 2013	250,001,500	25,000	–	–	–	–	25	(68,276)	(43,251)
Issuance of common stock for conversion of debt	25,000,000	2,500	–	–	200,000	20	22,480	–	25,000
Issuance of common stock for acquisition of Eco-logical Concepts, Inc.	61,750,000	6,175	2,000,000	200	–	–	–	(43,921)	(37,546)
Redemption of Series A preferred stock	–	–	(231,370)	(23)	–	–	(22,505)	(23,746)	(46,274)
Net loss	–	–	–	–	–	–	–	(58,616)	(58,616)
Balance – May 31, 2014	336,751,500	$33,675	$1,768,630	$177	$200,000	$20	$–	$(194,559)	$(160,687)

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

(formerly On-Air Impact, Inc.)

Consolidated Statements of Cash Flows

	Five Months Ended May 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash Flows from Operating Activities
Net loss	$(58,616)	$(4,010)	$(42,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	–	2,437	–
Changes in operating assets and liabilities:
Accounts receivable	6,928	780	(11,443)
Prepaid expenses	2,500	(2,500)	–
Inventory	(1,038)	152	(1,149)
Accounts payable and accrued liabilities	(9,685)	1,634	14,546
Accrued interest	1,184	1,985	465
Net Cash (Used in) Provided by Operating Activities	(58,727)	478	(39,936)

Cash Flows from Investing Activities
Cash acquired upon acquisition of On-Air Impact, Inc.	34	–	–
Net Cash Provided by Investing Activities	34	–	–

Cash Flows from Financing Activities
Advances from (repayments to) related parties	–	373	10,252
Proceeds from notes payable	95,000	25,317	14,424
Repayment of notes payable	–	(17,880)	–
Proceeds from convertible notes payable	25,000	–	1,000
Repayment of convertible notes payable	–	(4,818)	(4,005)
Redemption of Series A preferred stock	(46,274)	–	–
Net Cash Provided by Financing Activities	73,726	2,992	21,671

Change in Cash	15,033	3,470	(18,265)
Cash - Beginning of Period	4,205	735	19,000
Cash - End of Period	$19,238	$4,205	$735

Non-cash Financing Activities:
Common stock issued for debt	$–	$–	$25
Common stock issued pursuant to the conversion of convertible debt	$25,000	$–	$5,000

Supplemental Disclosures of Cash Flow Information:
Interest paid	$–	$182	$995
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

(formerly On-Air Impact, Inc.)

Notes to the Consolidated Financial Statements

1.	Nature of Operations

Ecosciences, Inc. (formerly On-Air Impact, Inc.) (the “Company”) was incorporated in the State of Nevada on May 26, 2010. The Company was a consulting company intending to serve the sports and entertainment industry. On May 9, 2014, the Company entered into a Plan of Merger and Reorganization (“Merger Agreement”) with Eco-logical Concepts, Inc. (“Eco-logical”), a Delaware corporation, whereby every 100 shares of common stock of Eco-logical was converted into 500 shares (1 pre-split share) of common stock of the Company and each share of Series A Convertible preferred stock of Eco-logical was converted into 1 share of Series B non-convertible preferred stock of the Company. As a result of the Merger Agreement, stockholders of Eco-logical received 275,001,500 shares of common stock and 200,000 shares of Series B non-convertible preferred stock of the Company in exchange for all 55,000,250 shares of common stock and 200,000 shares of Series A preferred stock of Eco-Logical. The Merger Agreement was treated as a recapitalization of the Company for financial accounting purposes. Refer to Note 4.

The Company’s principal business is now focused on the development, production and sale of environmentally focused wastewater products. It currently produces organic tablets and powders to be used regularly and in lieu of harmful chemical cleaning products in grease trap and septic tank systems. The Company intends to generate revenue through the sale of tablets and powders to domestic and international customers in the food and sanitation industries as well as residential consumers.

On June 23, 2014, the Company completed a forward stock split of its common stock at a ratio of 500-for-1. All share and per share amounts have been restated retroactively for the stock split. Note 13.

2.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2014, the Company has accumulated losses of $194,559 and a working capital deficit of $160,687. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Eco-logical Concepts, Inc., a company incorporated in the State of Delaware. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is May 31. These consolidated financial statements present the net assets and operations of Eco-logical Concepts, Inc. for the five months ended May 31, 2014, and the years ended December 31, 2013 and 2012 since the net assets and operations of Eco-logical Concepts, Inc. are deemed to be the continuing entity for accounting purposes under the terms of the acquisition described in Note 4. Accordingly, Eco-logical Concepts, Inc. is deemed to have acquired the net assets of Ecosciences, Inc. on May 9, 2014. The comparative figures as at and for the year ended December 31, 2013 and 2012, are those of Eco-logical Concepts, Inc. alone.

b)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)	Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Ecosciences, Inc.

(formerly On-Air Impact, Inc.)

Notes to the Consolidated Financial Statements

d)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At May 31, 2014, December 31, 2013 and December 31, 2012, the Company’s accounts receivable are offset by a provision for doubtful accounts of $3,102, $2,437 and $nil, respectively.

e)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At May 31, 2014, December 31, 2013 and December 31, 2012, the Company does not need a reserve for any obsolescence due to the current nature of the inventory items. Inventory consisted of water purification tablets and ingredients required to manufacture water purification tablets.

f)	Shipping and Handling Costs

Shipping and handling costs of $240, $718 and $1,407 are included in general and administrative expenses for the five months ended May 31, 2014, and for the years ended December 31, 2013 and 2012, respectively.

g)	Advertising Costs

The Company expenses advertising costs as incurred. Such costs totaled approximately $3,595, $5,342 and $3,602 for the five months ended May 31, 2014, and for the years ended December 31, 2013 and 2012, respectively.

h)	Fair Value of Financial Instruments

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by US generally accepted accounting principles. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

Level 1 – quoted prices for identical instruments in active markets.

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and.

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, due to related parties, loans payable and convertible notes payable. There were no transfers into or out of “Level 3” during the periods ended May 31, 2014, December 31, 2013 and December 31, 2012. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

i)	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured which is typically when title transfers upon shipment.

Ecosciences, Inc.

(formerly On-Air Impact, Inc.)

Notes to the Consolidated Financial Statements

j)	Income Taxes

The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

k)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the five months ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this Update allows the Company to remove the inception-to-date information and all references to development stage.

4.	Acquisition of Eco-logical Concepts, Inc.

On May 9, 2014, the Company acquired 100% of Eco-logical in exchange for 275,001,500 shares of common stock and 200,000 shares of Series B non-convertible preferred stock (the “Merger Agreement”). Eco-logical’s past and planned future principal business is focused on the development, production and sale of environmentally focused wastewater products. It currently produces organic tablets and powders to be used regularly and in lieu of harmful chemical cleaning products in grease trap and septic tank systems. Eco-logical intends to generate revenue through the sale of tablets and powders to domestic and international customers in the food and sanitation industries as well as residential consumers.

The former shareholders of Eco-logical held a 96% voting control of the Company immediately following the Merger Agreement. The Merger Agreement was a capital transaction in substance and therefore has been accounted for as a reverse capitalization. Under reverse capitalization accounting, Eco-logical is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of Eco-logical since inception.

As part of the Merger Agreement, the Company entered into a Share Exchange Agreement with a shareholder in which it agreed to exchange 5,000,000,000 shares of common stock for 2,000,000 shares of Series A convertible preferred stock. On May 12, 2014, the Company redeemed 131,370 shares of Series A convertible preferred stock in exchange for $26,274. On May 20, 2014, the Company redeemed 100,000 shares of Series A convertible preferred stock in exchange for $20,000.

The comparative figures as of December 31, 2013 and 2012, and for the years then ended are those of Eco-logical and Eco-logical is deemed to be the continuing entity for accounting purposes.

The assets acquired and liabilities assumed from Ecosciences, Inc. are as follows:

May 9, 2014
Cash	$34
Accounts payable	(29,580)
Note payable	(8,000)
Net liabilities assumed	$(37,546)

5.	Inventory

Inventory consists of the following:

	May 31, 2014	December 31, 2013	December 31, 2012
Raw Materials	$464	$92	$1,149
Finished Goods	866	905	–
Packaging Supplies	705	–	–
Total	$2,035	$997	$1,149

Ecosciences, Inc.

(formerly On-Air Impact, Inc.)

Notes to the Consolidated Financial Statements

6.	Related Party Transactions

At May 31, 2014, December 31, 2013 and December 31, 2012, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $10,600, $10,600 and $10,227, respectively, for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

7.	Notes Payable

Notes payable consist of the following:		May 31, 2014		December 31, 2013	December 31, 2012

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$3,732		$3,732	$16,295

b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note is due one year following the borrowing date.	8,000		–	–

c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At May 31, 2014, the Company owed accrued interest of $2,159.	20,000		20,000	–

d)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At May 31, 2014, the Company owed accrued interest of $359.	95,000	*	–	–
		$126,732		$23,732	$16,295

*	On May 9, 2014, the Company entered into a Master Loan Agreement (the “Loan Agreement”), whereby the lender agreed, from time to time, to purchase from the Company one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed $500,000 and that no Event of Default has occurred and remains uncured. Amounts borrowed under the Loan Agreement are evidenced by an unsecured, non-recourse Promissory Note, bearing interest at a rate of 8% per annum, maturing on the first anniversary date thereof, and may be prepaid by the Company before the maturity date. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement will automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and the lender and (ii) written termination notice is delivered by the Company or the lender to the other party.

8.	Convertible Notes Payable

a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At May 31, 2014, December 31, 2013 and December 31, 2012, the Company owed accrued interest of $959, $795 and $402, respectively. At May 31, 2014, December 31, 2013 and December 31, 2012, the balance owing on the two Notes was $4,000.

b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. On December 27, 2012, the Company repaid $4,005 towards the principal balance and $995 towards accrued interest. On April 19, 2013, the Company repaid $4,818 towards the principal balance and $182 towards accrued interest. At May 31, 2014, December 31, 2013 and December 31, 2012, the Company owed accrued interest of $129, $80 and $25, respectively. At May 31, 2014, December 31, 2013 and December 31, 2012, the balance owing on the Note was $1,177, $1,177 and $5,995, respectively.

Ecosciences, Inc.

(formerly On-Air Impact, Inc.)

Notes to the Consolidated Financial Statements

c)	On December 28, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $6,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.0001 per share. On October 27, 2012, the Company issued 50,000,000 shares of common stock of Eco-logical upon the conversion of the principal amount of $5,000. At May 31, 2014, December 31, 2013 and December 31, 2012, the Company owed accrued interest of $238, 197 and $99, respectively. At May 31, 2014, December 31, 2013 and December 31, 2012, the balance owing on the two Notes was $1,000.

d)	On May 8, 2014, the Company entered into a Convertible Promissory Note agreement for $25,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due on May 8, 2015. On May 9, 2014, the Company issued 5,000,000 shares of common stock and 200,000 shares of Series A preferred stock of Eco-logical upon the conversion of the principal amount of $25,000.

9.	Common Stock

a)	On October 27, 2012, the Company issued 50,000,000 shares of common stock of Eco-logical upon the conversion of $5,000 of convertible notes (Note 8(c)).

b)	On May 9, 2014, the Company issued 5,000,000 shares of common stock of Eco-logical upon the conversion of $25,000 of convertible notes (Note 8(d)).

c)	On May 9, 2014, the Company completed a Plan of Merger and Reorganization whereby the Company acquired 100% of the issued and outstanding common shares of Eco-logical. As part of the agreement, the Company issued 275,001,500 shares of common stock to the shareholders of Eco-logical (Note 4).

10.	Preferred Stock

a)	On December 10, 2012, the Company designated 4,000,000 shares of preferred stock as Series A convertible preferred stock. The holders of the Series A convertible preferred stock may elect to convert their shares at any time and from time to time in their sole discretion. Each share of Series A preferred stock is redeemable at the option of the Company for $0.20 per share and is convertible into 20 shares of common stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series A Preferred Stock that would result in the stockholder beneficially owning more than 9.9% of the common stock of the Company. The holders of the Series A preferred stock shall vote only on a share for share basis with the Company’s common stock.

b)	On May 9, 2014, the Company issued 200,000 shares of Series B non-convertible preferred stock to a shareholder of Eco-logical pursuant to a Plan of Merger and Reorganization (Note 4). The holder of the Series B non-convertible preferred stock shall vote together with the shares of common stock as a single class and, regardless of the number of shares of Series B non-convertible preferred stock outstanding and as long as at least one of such shares of Series B non-convertible preferred stock is outstanding, shall represent 80% of all votes entitled to vote. Each outstanding share of the Series B non-convertible preferred stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B non-convertible preferred stock.

c)	As part of the merger, the Company entered into a Share Exchange Agreement with a shareholder in which it agreed to exchange 5,000,000,000 shares of common stock for 2,000,000 shares of Series A convertible preferred stock.

d)	As part of the merger, the Company redeemed 131,370 shares of Series A convertible preferred stock in exchange for $26,274.

e)	On May 20, 2014, the Company redeemed 100,000 shares of Series A convertible preferred stock in exchange for $20,000.

Ecosciences, Inc.

(formerly On-Air Impact, Inc.)

Notes to the Consolidated Financial Statements

11.	Concentrations

The Company’s revenues and receivables were concentrated among three customers as of May 31, 2014, December 31, 2013 and December 31, 2012:

December 31, 2012:

Customer	2012 Revenue	2012 Receivables
1	62%	96%
2	20%	*
3	12%	*

December 31, 2013:

Customer	2013 Revenue	2013 Receivables
1	53%	81%
2	25%	*
3	16%	*

May 31, 2014:

Customer	2014 Revenue	2014 Receivables
1	60%	65%
2	29%	11%
3	11%	11%

* not greater than 10%

12.	Income Taxes

The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense for the five months ended May 31, 2014, and for the years ended December 31, 2013 and 2012. At May 31, 2014, approximately $105,000 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire commencing in 2032. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

13.	Subsequent Events

a)	On June 6, 2014, the Company sold a one-year promissory note to Bacarat under the Loan Agreement for the principal amount of $30,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and form time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment.

b)	On June 9, 2014, the Company entered into a Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 100,000 shares of Series A Convertible Preferred Stock for $20,000.

c)	Effective June 23, 2014, the Articles of Incorporation were amended to increase the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares and authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares.

d)	On June 23, 2014, the Company completed a forward stock split of its common stock at a ratio of 500-for-1. All share and per share amounts have been restated retroactively for the stock split.

e)	On August 11, 2014, the Company sold a one-year promissory note to Bacarat under the Loan Agreement for the principal amount of $25,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and form time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment.

Ecosciences, Inc.

(formerly On-Air Impact, Inc.)

Notes to the Consolidated Financial Statements

13.	Subsequent Events (continued)

f)	On August 12, 2014, the Company entered into a Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 100,000 shares of Series A Convertible Preferred Stock for $20,000.

g)	On August 21, 2014, the Company entered into a Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 50,000 shares of Series A Convertible Preferred Stock for $10,000.

h)	On August 18, 2014, the Company sold a one-year promissory note to Bacarat under the Loan Agreement for the principal amount of $10,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and form time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment.

i)	On August 25, 2014, the Company sold a one-year promissory note to Bacarat under the Loan Agreement for the principal amount of $10,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and form time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment.

j)	On August 26, 2014, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $2,500, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and form time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment.

k)	On September 4, 2014, the Company entered into a Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 50,000 shares of Series A Convertible Preferred Stock for $10,000.

14.	Transition Period Comparative Data (unaudited)

The following tables present certain financial information for the five months ended May 31, 2013:

Statement of Operations

Five Months
Ended
May 31, 2013
Revenue	$3,015
Cost of sales	(941)
Gross Profit	2,074

Expenses
Advertising and promotion	5,011
General and administrative	2,018
Total Expenses	7,029
Net Loss Before Other Expenses	(4,956)

Other Expenses
Interest expense	(301)

Net Loss	$(5,256)

Net Loss Per Share	$–
Weighted-average Common Shares Outstanding - Basic and Diluted	250,001,500

Ecosciences, Inc.

(formerly On-Air Impact, Inc.)

Notes to the Consolidated Financial Statements

14.	Transition Period Comparative Data (unaudited) (continued)

Statement of Cash Flows

Five Months Ended May 31, 2013
Cash Flows from Operating Activities

Net loss	$(5,256)

Changes in operating assets and liabilities:
Accounts receivable	9,613
Inventory	105
Accounts payable and accrued liabilities	(7,616)
Accrued interest	(310)
Net Cash Used in Operating Activities	(3,464)

Cash Flows from Financing Activities

Advances from related parties	443
Proceeds from notes payable	25,316
Repayment of notes payable	(17,880)
Repayment of convertible notes payable	(4,818)
Net Cash Provided by Financing Activities	3,061

Change in Cash	(403)
Cash - Beginning of Period	735
Cash - End of Period	$332

Supplemental Disclosures of Cash Flow Information:
Interest paid	$182
Income taxes paid	$–

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information contained under Item 4.01 of Form 8-K filed on May 15, 2014 incorporated by reference herein.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2014, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

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

As of May 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of May 31, 2014, our internal control over financial reporting was not effective because of the following material weaknesses:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●	As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

●	The Company’s Board of Directors has only one director and does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

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

Changes in Internal Controls.

During the fourth quarter ended May 31, 2014, the Company acquired all of the ownership interest of Eco-Logical Concepts, Inc. pursuant to an Agreement and Plan of Merger, dated May 9, 2014, between the Company (then known as On-Air Impact, Inc.), Eco Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Eco-Logical. Upon the effectiveness of the merger on May 9, 2014, Joel Falitz was appointed as the Chairman of the Company’s Board of Directors, and as the Company’s Chief Executive Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer). Owing to the limited number of staff, we have relied heavily on the active involvement of our chief executive officer for our internal controls and thus have had limited segregation of duties. During the five month period ended May 31, 2014, the Company relied upon outside consultants to do its bookkeeping and prepare its financial reports. Other than as described, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Merger:

Name:	Age:	Position:	Director Since:

Joel Falitz	66	Chief Executive Officer, Chairman,	May 9, 2014
		President, Secretary and Treasurer
		(Principal Executive Officer)
		(Principal Financial and Accounting Officer)

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Executive officers are appointed by, and serve at the pleasure of, the Board of Directors of the Company, subject to any contractual arrangements.

Business Experience

Joel Falitz - Chief Executive, President, Secretary, Treasurer and Chairman of the Board of Directors

Since the closing of the reverse merger pursuant to the Merger Agreement, on May 9, 2014, Joel Falitz, the President and Chief Executive Officer of Eco-Logical, has been serving as the Chairman of our Board of Directors and as the Chief Executive Officer, President, Secretary and Treasurer of the Company.

Joel Falitz is the Chief Executive Officer and founder of Eco-Logical Concepts, Inc. (November 30, 2011). Under his leadership since 2011, Eco has developed and introduced its first line of bacterial tablets and powders, including Trap-Eze and Tank-Eze.

Prior to founding Eco-Logical Concepts Inc. in November 2011, Joel was the director of purchasing and the VP of marketing for APO Health, Inc., a health products company, from 2001 to 2006 and from 2006 to 2011, the President of Preferred Distribution, Inc., a medical and dental supply company.

Mr. Falitz’s combination of management, procurement and distribution skills have been central to Eco’s growth in the United States’ and international markets. Mr. Falitz has emphasized strong product development and highly controlled use of financial resources as the Company continues the ongoing domestic and international launch of Eco-Logical’s new product lines.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, Joel Falitz, our only director, does not qualify as independent under the applicable standards of the SEC and the NASDAQ stock market.

Family Relationships

None

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.

Audit Committee

We currently do not have a separately standing Audit Committee due to our limited size and our Board performs the functions that would otherwise be performed by an Audit Committee.

Compensation Committee; Compensation Committee Interlocks and Insider Participation

The Company does not have a Compensation Committee due to our limited size and our Board performs the functions that would otherwise be performed by a Compensation Committee. Our Board intends to form a Compensation Committee when needed.

No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as director of the Company during 2013.

Other Committees

We do not currently have a separately-designated standing nominating committee. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our Board, it is not practical for us to have committees other than those described above, or to have more than two directors on such committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and our committees and allocate responsibilities accordingly.

Significant Employees

We do not have any significant employees other than our current executive officers and directors named in this Report.

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

On September 12, 2014, Edward Whitehouse, a former officer and director of the Company, filed Form 4 to report the Second Series A Redemption Agreement, June 9, 2014, pursuant to which the Company redeemed an aggregate of 100,000 shares of Series A Preferred Stock from Mr. Whitehouse for $0.20 per share, or an aggregate of $20,000.

On September 12, 2014, Dorothy Whitehouse, a former officer and director of the Company and spouse of Edward Whitehouse, filed a Form 4 to report the Company’s First Series A Redemption Agreement, dated May 20, 2014, and Second Series A Redemption Agreement, dated June 9, 2014, with Edward. Whitehouse. Under the Exchange Act, a person is generally regarded as beneficially owning securities held in the name of immediate family members sharing the same household. As a result, if a Section 16 insider’s spouse or household family member buys or sell company stock, the Section 16 insider is considered to have an interest in those shares and the purchase must be reported under Section 16(a).

Edward and Dorothy Whitehouse both resigned as officers of the Company on May 9, 2014 and as members of the Board of the Directors of the Company on June 23, 2014 and are no long obligated to file Section 16 reports pertaining to the changes in their beneficial ownership of the Company.

Other than the foregoing, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the most recent fiscal year indicated; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the most recent fiscal year indicated; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the most recent fiscal year indicated.

On-Air Impact, Inc.

Name & Principal Position	Fiscal Year ended May 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dorothy Whitehouse --Former Chief Executive Officer and President (1)	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Edward Whitehouse --Former Secretary and Treasurer (2)	2014
	2013	-	-	-	-	-	-	-	-

Joel Falitz --Chief Executive Officer, President, Secretary and Treasurer (3)	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

(1)	Dorothy Whitehouse resigned as an executive officer of the Company on May 9, 2014.

(2)	Edward Whitehouse resigned as an executive officer of the Company on May 9, 2014.

(3)	Joel Falitz was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on May 9, 2014. Includes amounts from Eco-Logical.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

We have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of May 31, 2014. The Company does not currently have an equity incentive plan but intends to adopt one in the future.

Employment Agreements

There are currently no employment agreements in place.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

No director received or accrued any compensation for his or her services as a director since our inception.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of September 15, 2014, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o On-Air Impact, Inc., 420 Jericho Turnpike, Suite 110, Jericho, NY 17753.

	Voting Securities
	Common Stock			Series A Convertible Preferred Stock		Series B Non-Convertible Preferred Stock
Stockholder	Amount		%(1)	Amount	%(2)	Amount	%(3)
Joel Falitz, CEO, Pres., Sec, Treas. & Chairman	250,001,500		74.24%	0	-	0	-
All Directors & Officers (1 person)	250,001,500		74.24%	0	-	0	-

Dorothy and Edward Whitehouse (4)	5,000,000	(5)	1.49%	1,468,630	100%	0	-
Maverick, LLC (6)	25,000,000		7.42%	0	-	200,000	100%

(1)	Applicable percentage ownership is based on 336,751,500 shares of Common Stock outstanding as of September 15, 2014.

(2)	Applicable percentage ownership is based on 1,468,630 shares of Series A Convertible Preferred Stock outstanding as of September 15, 2014. The Holders of the Series A Convertible Preferred Stock shall vote on a share for share basis with our Common Stock on any matter, including but not limited to, the election of directors, name changes, increases in the authorized common shares and for which such preferred stock or series has such rights and as otherwise provided by the Nevada Business Corporation Act.

(3)	Applicable percentage ownership is based on 200,000 shares of Series B Non-Convertible Preferred Stock outstanding as of September 15, 2014. The outstanding shares of Series B Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock.

(4)	The business address for Mr. and Ms. Whitehouse is 130 Maple Avenue, Suite 6D, Red Bank, NJ 07701.

(5)	Jointly held by Dorothy Whitehouse and Edward Whitehouse. Excludes the shares of Common Stock issuable upon the conversion of 1,468,630 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible by the holder thereof into twenty (20) shares of Common Stock; provided, however, each holder of Series A Convertible Preferred Stock may not convert any part of the Series A Convertible Preferred Stock if such conversion would cause such holder or any of its assignees to beneficially own more than 4.99% of the Common Stock of the Company.

(6)	Ester Barrios is the Managing Member of Maverick, LLC and has voting and dispositive control over these securities. The address for Maverick, LLC is Henville Building, Prince Charles Street, Charlestown.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

●	On May 8, 2014, Eco-Logical sold a one-year promissory note to Maverick, LLC (“Maverick”) for the principal amount of $25,000 and bearing interest at rate of 8% per annum. Pursuant to the terms of the promissory note, simultaneously with the sale of all or substantially all of the assets of Eco-Logical, upon the merger or combination of Eco-Logical with another entity (other than for changing domicile), or change of control of Eco-Logical, the outstanding principal and accrued interest thereon under the promissory note automatically converted, without any action being taken by Eco-Logical or Maverick, into a number of shares of common stock and/or preferred stock of Eco-Logical which would enable Maverick to have voting and dispositive control of Eco-Logical. On May 9, 2014, the promissory note issued to Maverick was converted into 5,000,000 shares of Eco-Logical’s common stock and 200,000 shares of Eco-Logical’s Series A Preferred Stock. Pursuant to Eco-Logical’s Series A Certificate of Designation filed with the Secretary of State of the State of Delaware, the outstanding shares of Series A Non-Convertible Preferred Stock voted together with the shares of Common Stock and other voting securities of Eco-Logical as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Non-Convertible Preferred Stock is outstanding, represented eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of Eco-Logical or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock. Upon the consummation of the Merger, Maverick’s 5,000,000 shares of Eco-Logical common stock and 200,000 shares of Eco-Logical Series A Non-Convertible Preferred Stock converted into 50,000 shares of our Common Stock and 200,000 shares of our Series B Non-Convertible Preferred Stock, respectively. The voting rights of shares of our Series B Non-Convertible Preferred Stock are identical to the voting rights Eco-Logical’s Series A Non-Convertible Preferred Stock. Therefore, as a result of the Merger, Maverick has voting control over the Company. As a result of the 500-for-1 Forward Stock Split of the Company’s outstanding Common Stock on June 23, 2014, the 50,000 shares of Common Stock held by Maverick resulted in Maverick owning 25,000,000 shares of the Company’s Common Stock.

●	On May 12, 2014, the Company entered into a Share Exchange Agreement with Edward Whitehouse pursuant to which the Company exchanged 10,000,000 shares of Common Stock held by Mr. Whitehouse for 2,000,000 shares of Series A Convertible Preferred Stock. The Company relied upon Section 3(a)(9) of the Securities Act because the securities were exchanged by the same issuer with its existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

●	On May 12, 2014, the Company entered into the First Series A Preferred Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 131,370 shares of Series A Convertible Preferred Stock for $26,274.

●	On May 20, 2014, the Company entered into the Second Series A Preferred Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 100,000 shares of Series A Convertible Preferred Stock for $20,000.

●	On June 9, 2014, the Company entered into the Third Series A Preferred Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 100,000 shares of Series A Convertible Preferred Stock for $20,000.

●	On August 12, 2014, the Company entered into the Fourth Series A Preferred Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 100,000 shares of Series A Convertible Preferred Stock for $20,000.

●	On August 21, 2014, the Company entered into the Fifth Series A Preferred Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 50,000 shares of Series A Convertible Preferred Stock for $10,000.

●	At May 31, 2014, we were indebted to our President and a company controlled by the President for $10,600 for expenses paid on behalf of Eco-Logical. The amount was borrowed pursuant to a verbal agreement and is unsecured, non-interest bearing and due on demand.

●	On September 4, 2014, the Company entered into the Sixth Series A Preferred Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 50,000 shares of Series A Convertible Preferred Stock for $10,000.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, Joel Falitz, our only director, does not qualify as independent under the applicable standards of the SEC and the NASDAQ stock market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed the Company’s predecessor, On-Air Impact, Inc., for the fiscal year ended May 31, 2013 and the Company for the period January 1, 2014 to May 31, 2014 for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended May 31, 2013:
W.T. Uniack & Co., CPA’s P.C.	$6,000

January 1, 2014 to May 31, 2014:
W.T. Uniack & Co., CPA’s P.C.	$1,000
Friedman, LLP	$15,000

Audit-Related Fees

The aggregate fees billed the Company’s predecessor, On-Air Impact, Inc., for the fiscal year ended May 31, 2013 and the Company for the period January 1, 2014 to May 31, 2014 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended May 31, 2013:
W.T. Uniack & Co., CPA’s P.C.	$0

January 1, 2014 to May 31, 2014:
W.T. Uniack & Co., CPA’s P.C.	$0
Friedman, LLP	$0

Tax Fees

The aggregate fees billed the Company’s predecessor, On-Air Impact, Inc., for the fiscal year ended May 31, 2013 and the Company for the period January 1, 2014 to May 31, 2014 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended May 31, 2013:
W.T. Uniack & Co., CPA’s P.C.	$0

January 1, 2014 to May 31, 2014:
W.T. Uniack & Co., CPA’s P.C.	$0
Friedman, LLP	$0

All Other Fees

The aggregate fees billed the Company’s predecessor, On-Air Impact, Inc., for the fiscal year ended May 31, 2013 and the Company for the period January 1, 2014 to May 31, 2014 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended May 31, 2013:
W.T. Uniack & Co., CPA’s P.C.	$0

January 1, 2014 to May 31, 2014:
W.T. Uniack & Co., CPA’s P.C.	$0
Friedman, LLP	$0

Pre-Approval Policies and Procedures

We have not used Uniack or Friedman for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have not engaged Uniack or Friedman to provide compliance outsourcing services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No:	Description:

2.1(5)	Agreement and Plan of Merger and Reorganization, dated as of May 9, 2014, by and among the On-Air Impact, Inc., Eco-Logical Merger Sub, Inc. and Eco-Logical Concepts, Inc.

3.1(1)	Articles of Incorporation of On-Air Impact, Inc.

3.2(1)	Supplement to the Articles of Incorporation of On-Air Impact, Inc.

3.3(1)	On-Air Impact, Inc. Certificate of Designations for Series A Convertible Preferred Stock, filed December 10, 2012

3.4(2)	Amendment to Articles of Incorporation of On-Air Impact, Inc. re Distribution, filed January 25, 2013 and effective February 14, 2013

3.5(2)	Amendment to Articles of Incorporation of On-Air Impact, Inc. re Reverse Split, filed January 25, 2013 and effective February 14, 2013

3.6(2)	Amendment to Articles of Incorporation of On-Air Impact, Inc. re Forward Split, filed January 25, 2013 and effective February 14, 2013

3.7(5)	On-Air Impact, Inc. Amended and Restated Certificate of Designation for Series A Convertible Preferred Stock, filed May 8, 2014

3.8(5)	On-Air Impact, Inc. Certificate of Designation for Series B Non-Convertible Preferred Stock, filed May 8, 2014

3.9(5)	Certificate of Incorporation of Eco-Logical Concepts, Inc. filed on November 30, 2011

3.10(5)	Certificate of Amendment to Certificate of Incorporation of Eco-Logical Concepts, Inc. filed on December 13, 2012

3.11(5)	Eco-Logical Concepts, Inc. Series A Certificate of Designation filed on May 7, 2014

3.12(5)	Eco-Merger Sub, Inc. Certificate of Incorporation filed on May 6, 2014

3.13(5)	Certificate of Merger of Eco-Logical Concepts, Inc. and Eco-Merger Sub, Inc. filed on May 9, 2014

3.14(6)	Certificate of Amendment to Articles of Incorporation of On-Air Impact, Inc. filed June 3, 2014, effective June 23, 2014

3.15(1)	Bylaws of Ecosciences, Inc. (f/k/a On-Air Impact, Inc.)

3.16(5)	Bylaws of Eco-Logical Concepts, Inc.

10.1(1)	Series A Convertible Preferred Stock Subscription Agreement, dated December 18, 2012, between Virginia K. Sourlis and On-Air Impact, Inc.

10.2(4)	Exchange Agreement, dated February 12, 2013, between On-Air Impact, Inc. and Virginia K. Sourlis

10.3(4)	Non-Convertible Promissory Note, dated February 12, 2013, by On-Air Impact, Inc. F/B/O Virginia K. Sourlis

Exhibit No:	Description:

10.4(5)	Master Loan Agreement, dated May 9, 2014, between On-Air Impact, Inc. and Bacarat Holdings, Inc.

10.5(5)	Share Exchange Agreement, dated May 12, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.6(5)	First Series A Preferred Share Redemption Agreement, dated May 12, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.7*	Second Series A Preferred Share Redemption Agreement, dated May 20, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.8*	Third Series A Preferred Share Redemption Agreement, dated June 9, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.9*	Fourth Series A Preferred Share Redemption Agreement, dated August 12, 2014, between Ecosciences, Inc. and Edward Whitehouse

10.10*	Fifth Series A Preferred Share Redemption Agreement, dated August 21, 2014, between Ecosciences, Inc. and Edward Whitehouse

10.11*	Sixth Series A Preferred Share Redemption Agreement, dated September 4, 2014, between Ecosciences, Inc. and Edward Whitehouse

14.1(1)	On-Air Impact, Inc. Code of Ethics

14.2(1)	On-Air Impact, Inc. Code of Business Conduct

16.1(5)	Letter, dated May 14, 2014, from W.T. Uniack & Co. CPA’s P.C.

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

101.INS (7)	XBRL Instance Document

101.SCH(7)	XBRL Taxonomy Extension Schema Document

101.CAL(7)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(7)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF(7)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE(7)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No: 333-168413) filed with the Securities and Exchange Commission on July 30, 2010 and incorporated by reference herein.

(2)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2012 and incorporated by reference herein.

(3)	Filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended February 28, 2012 filed with the Securities and Exchange Commission on April 15, 2013 and incorporated by reference herein.

(4)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 and incorporated by reference herein.

(5)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2014 and incorporated by reference herein.

(6)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 23, 2014 and incorporated by reference herein.

(7)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOSCIENCES, INC.

By:	/s/ JOEL FALITZ
Joel Falitz
President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Date: September 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOEL FALITZ	President, Chief Executive Officer, Secretary,	September 15, 2014
Joel Falitz	Treasurer and Chairman of the Board of Directors
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

