Form 10-Q
period 2014-08-31
ECOSCIENCES, INC.
filed 2014-10-20
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2014

OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-168413

ECOSCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-2692640
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

420 Jericho Turnpike, Suite 110
Jericho, NY 11753	11753
(Address of Principal Executive Offices)	(Zip Code)

(516) 465-3964

(Registrant’s Telephone Number, Including Area Code)

With a copy to:

Philip Magri, Esq.

Magri Law, LLC

2642 NE 9th Avenue

Fort Lauderdale, FL 33334

T: (646) 502-5900

F: (646) 826-9200

pmagri@magrilaw.com

www.SEClawyerFL.com

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 20, 2014, there were 336,751,500 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Ecosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	August 31, 2014	May 31, 2014

ASSETS

Current Assets
Cash	$13,256	$19,238
Accounts receivable - net	4,302	1,298
Inventory	2,437	2,035
Total Assets	$19,995	$22,571

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$47,557	$39,749
Due to related parties	10,900	10,600
Notes payable	204,232	126,732
Convertible notes payable	6,177	6,177
Total Liabilities	268,866	183,258

Stockholders’ Deficit
Preferred Stock 50,000,000 shares authorized, $0.0001 par value;
Series A Redeemable Preferred Stock 1,518,630 shares issued and outstanding (May 31, 2014 – 1,768,630 shares)	152	177
Series B Preferred Stock 200,000 shares issued and outstanding	20	20
Common Stock 500,000,000 shares authorized, $0.0001 par value; 336,751,500 shares issued and outstanding	33,675	33,675
Accumulated Deficit	(282,718)	(194,559)

Total Stockholders’ Deficit	(248,871)	(160,687)

Total Liabilities and Stockholders’ Deficit	$19,995	$22,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31, 2014	August 31, 2013

Revenue	$3,225	$12,795
Cost of sales	(1,595)	(2,906)
Gross Profit	1,630	9,889

Expenses
Advertising and promotion	–	330
General and administrative	1,684	647
Professional fees	25,280	–
Transfer agent and filing fees	9,422	235
Total Expenses	36,386	1,212

Net (Loss) Income Before Other Expenses	(34,756)	8,677
Other Expenses

Interest expense	(3,428)	(501)

Net (Loss) Income	$(38,184)	$8,176

Net (Loss) Income Per Share	$–	$–

Weighted-average Common Shares Outstanding - Basic and Diluted	336,751,500	250,001,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013

Cash Flows from Operating Activities
Net (loss) income	$(38,184)	$8,176
Changes in operating assets and liabilities:
Accounts receivable	(3,004)	(10,312)
Inventory	(402)	148
Accounts payable and accrued liabilities	4,379	1,189
Accrued interest	3,429	501
Net Cash Used in Operating Activities	(33,782)	(298)

Cash Flows from Financing Activities

Advances from related parties	300	–
Proceeds from notes payable	77,500	–
Proceeds from convertible notes payable	–	–
Redemption of Series A redeemable preferred stock	(50,000)	–
Net Cash Provided by Financing Activities	27,800	–

Change in Cash	(5,982)	(298)

Cash - Beginning of Period	19,238	332

Cash - End of Period	$13,256	$34

Supplemental Disclosures of Cash Flow Information:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Notes to the Condensed Consolidated Financial Statements

1.	Nature of Operations

Ecosciences, Inc. (the “Company”) was incorporated in the State of Nevada on May 26, 2010. The Company was a consulting company intending to serve the sports and entertainment industry. On May 9, 2014, the Company entered into a Plan of Merger and Reorganization (“Merger Agreement”) with Eco-logical Concepts, Inc. (“Eco-logical”), a Delaware corporation, whereby every 100 shares of common stock of Eco-logical was converted into 500 shares (1 pre-split share) of common stock of the Company and each share of Series A Convertible preferred stock of Eco-logical was converted into 1 share of Series B non-convertible preferred stock of the Company. As a result of the Merger Agreement, stockholders of Eco-logical received 275,001,500 shares of common stock and 200,000 shares of Series B non-convertible preferred stock of the Company in exchange for all 55,000,250 shares of common stock and 200,000 shares of Series A preferred stock of Eco-Logical. The Merger Agreement was treated as a recapitalization of the Company for financial accounting purposes. Refer to Note 4.

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

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

2.	Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of August 31, 2014, the Company has accumulated losses of $282,718 and a working capital deficit of $248,871. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Inventory

Inventory consists of the following:

	August 31, 2014	May 31, 2014
Raw Materials	$81	$464
Finished Goods	1,512	866
Packaging Supplies	844	705
Total	$2,437	$2,035

4.	Related Party Transactions

At August 31, 2014 and May 31, 2014, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $10,900 and $10,600, respectively, for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

Ecosciences, Inc.

Notes to the Condensed Consolidated Financial Statements

5.	Notes Payable

Notes payable consist of the following:		August 31, 2014		May 31, 2014

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$3,732		$3,732

b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note is due one year following the borrowing date.	8,000		8,000

c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At August 31, 2014, and May 31, 2014, the Company owed accrued interest of $2,773 and $2,159, respectively.	20,000		20,000

d)	Notes payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At August 31, 2014, and May 31, 2014, the Company owed accrued interest of $2,992 and 359, respectively.	170,000	*	95,000	*

e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At August 31, 2014, the Company owed accrued interest of $3.	2,500		–
		$204,232		$126,732

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

6.	Convertible Notes Payable

a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At August 31, 2014, and May 31, 2014, the Company owed accrued interest of $1,077 and $959, respectively. At August 31, 2014, and May 31, 2014, the balance owing on the two Notes was $4,000.

b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. On December 27, 2012, the Company repaid $4,005 towards the principal balance and $995 towards accrued interest. On April 19, 2013, the Company repaid $4,818 towards the principal balance and $182 towards accrued interest. At August 31, 2014, and May 31, 2014, the Company owed accrued interest of $161 and $129, respectively. At August 31, 2014, and May 31, 2014, the balance owing on the Note was $1,177.

c)	On December 28, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $6,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.0001 per share. On October 27, 2012, the Company issued 50,000,000 shares of common stock of Eco-logical upon the conversion of the principal amount of $5,000. At August 31, 2014, and May 31, 2014, the Company owed accrued interest of $268 and $238, respectively. At August 31, 2014, and May 31, 2014, the balance owing on the two Notes was $1,000.

Ecosciences, Inc.

Notes to the Condensed Consolidated Financial Statements

7.	Common Stock

a)	Effective June 23, 2014, the Articles of Incorporation were amended to increase the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares.

b)	On June 23, 2014, the Company completed a forward stock split of its common stock at a ratio of 500-for-1. All share and per share amounts have been restated retroactively for the stock split.

8.	Preferred Stock

a)	On June 9, 2014, the Company redeemed 100,000 shares of Series A redeemable preferred stock in exchange for $20,000.

b)	Effective June 23, 2014, the Articles of Incorporation were amended to increase the number of authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares.

c)	On August 12, 2014, the Company redeemed 100,000 shares of Series A redeemable preferred stock in exchange for $20,000.

d)	On August 21, 2014, the Company redeemed 50,000 shares of Series A redeemable preferred stock in exchange for $10,000.

9.	Concentrations

The Company’s revenues and receivables were concentrated among three customers as of August 31, 2014, and May 31, 2014:

May 31, 2014:

Customer	Revenue	Receivables
1	60%	65%
2	29%	11%
3	11%	11%

August 31, 2014:

Customer	Revenue	Receivables
1	100%	52%
2	*	39%
3	*	*

* not greater than 10%

10.	Subsequent Event

On September 4, 2014, the Company entered into a Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 50,000 shares of Series A redeemable preferred stock for $10,000.

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

Corporate History

We were formerly known as On-Air Impact, Inc., a Nevada corporation (“On-Air Impact”). From the date of its inception on May 26, 2010 until the consummation of the reverse merger described below on May 9, 2014, On-Air Impact was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

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

Overview

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

We have been working to set up regional distributors in several different market segments, such as septic systems, grease traps, ponds, agricultural and wastewater. Sales this fiscal year have primarily been to Mexico, and we are currently finalizing more orders locally in New Jersey. All sales were completed in US dollars and have not been subject to any foreign taxes.

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

	Three-Month Period Ended August 31,
	2014		2013
	$	% of Revenue	$	% of Revenue

Revenue:	$3,225	-%	$12,795	-
Cost of sales:	(1,595)	(49.46)%	(2,906)	(22.71)%
Gross profit	1,630	50.54%	9,889	77.29%

Operating expenses:
Advertising and Promotion	-	-%	330	2.58%
General and administrative	1,684	52.21%	647	5.06%
Professional fees	25,280	783.88%	-	-%
Transfer agent and filing fees	9,422	292.16%	235	1.84%
Total Expenses	36,386	1,128.24%	1,212	9.47%

Net loss before other expenses:	(34,756)	(1,077.71)%	8,667	67.74%

Other expenses:

Interest expense	3,428	106.29%	501	3.92%
Net (loss) income	$(38,184)	(1,184.00)%	8,176	63.90%

(1) Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Three-Month Period Ended August 31,
	2014	2013	% Change

Revenue	$3,225	$12,795	(74.79)%

Our Revenue decreased 74.79% for the three months ended August 31, 2014 as compared to the three months ended August 31, 2013. The decrease is attributable to the timing of limited annual sales orders closing outside of the three months ended August 31, 2014. Each sales order represents a significant portion of the total annual sales.

Costs and Expenses

Cost of Sales

	Three-Month Period Ended August 31,
	2014	2013	% Change

Costs of Sales	$1,595	$2,906	(45.11)%

Our Costs of Sales decreased 45.11% for the three months ended August 31, 2014 as compared to the three months ended August 31, 2013. The decrease is attributable to the timing of limited annual sales orders closing outside of the three months ended August 31, 2014. Each sales order represents a significant portion of the total annual sales.

Operating Expenses

	Three-Month Period Ended August 31,
	2014	2013	% Change

Operating Expenses	$36,386	$1,212	2,902.15%

Our Operating Expenses increased 2,902.15% for three months ended August 31, 2014 as compared to the three months ended August 31, 2013. The increase is attributable to an increase in Professional Fees consisting of legal, accounting and consulting fees. Prior to the reverse merger on May 9, 2014 between the Company’s (then known as On-Air Impact, Inc.) then wholly-owned subsidiary, Eco Merger Sub, Inc., with Eco-Logical Concepts, Inc., the Company had no operations.

Interest Expense

	Three-Month Period Ended August 31,
	2014	2013	% Change
Interest Expense	$3,428	$501	584.23%

Our Interest Expense increased 584.23% for the three months ended August 31, 2014 as compared to the three months ended August 31, 2013. The increase is attributable to the Company selling $170,000 in notes pursuant to the Loan Agreement with Bacarat from May 9, 2014 through to August 25, 2014.

Financial Condition, Liquidity and Capital Resources

At August 31, 2014, we had $13,256 in cash on hand and an accumulated deficit of $248,871; and had $3,225 in revenues for the three month period ended August 31, 2014. In their report for the five months ended May 31, 2014, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

To date, we have financed our operations primarily through the sale of Convertible Promissory Notes to Joel Falitz and other non-affiliated third parties and the issuance and sale of equity securities for cash consideration. As of August 31, 2014, we have financed our operations by the following:

●	On May 9, 2014, the Company entered into that certain Master Loan Agreement, dated May 9, 2014 (the “Loan Agreement”), with Bacarat Holdings, Inc., an unaffiliated third party lender (“Bacarat” or the “Lender”). Subject to the terms and conditions set forth in the Loan Agreement, Bacarat agreed, from time to time to purchase from the Company, and the Company agreed to sell and issue to Bacarat, one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed the $500,000 and that no Event of Default has occurred and has remained uncured. Amounts borrowed under the Loan Agreement shall be evidenced by an unsecured, non-recourse Promissory Note, bear interest at a rate of 8% per annum, mature on the first anniversary date thereof, and may be prepaid by the Company before the maturity date thereof. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement shall automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and Bacarat and (ii) written termination notice is delivered by the Company or Bacarat to the other party. There can be no assurances that any additional funds will be available to us under the Loan Agreement since it provides that the Lender may terminate this Agreement at any time.

As of August 31, 2014, the Company sold the following promissory notes to Bacarat pursuant to the Loan Agreement:

Issue Date:	Maturity Date:	Interest Rate:	Principal:

5/9/2014	5/9/2015	8%	$50,000
5/19/2014	5/19/2015	8%	45,000
6/6/2014	6/6/2015	8%	30,000
8/11/2014	8/11/2014	8%	25,000
8/18/2014	8/18/2015	8%	10,000
8/25/2014	8/25/2015	8%	10,000
TOTAL:	-	-	$170,000

●	On June 9, 2014, the Company entered into a third Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 100,000 shares of Series A Convertible Preferred Stock for $20,000.

●	On August 12, 2014, the Company entered into a fourth Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 100,000 shares of Series A Convertible Preferred Stock for $20,000.

●	On August 21, 2014, the Company entered into a fifth Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 50,000 shares of Series A Convertible Preferred Stock for $10,000. As of August 31, 2014, the Company redeemed an aggregate of 481,370 shares of Series A Convertible Preferred Stock from Edward Whitehouse for an aggregate of $96,274. See “Subsequent Events” below.

Working Capital

The consolidated financial statements filed with this Report have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of August 31, 2014, the Company has accumulated losses of $282,718 and a working capital deficit of $248,871. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Three Month Period Ended August 31,
	2014	2013

Cash, beginning of period	$19,238	$332
Net cash provided by (used in) operating activities	(33,782)	(298)
Net cash provided by investing activities	0	0
Net cash provided by financing activities	27,800	0
Cash, end of period	$13,256	$34

Off-Balance Sheet Operations

The Company does not have any off-balance sheet transactions.

Subsequent Events

On September 4, 2014, the Company entered into a sixth Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 50,000 shares of Series A Convertible Preferred Stock for $10,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

Based upon that evaluation, our management has concluded that, as of August 31, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

The Company issued the following unregistered securities during the quarter ended August 31, 2014:

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

Unless otherwise noted, the above securities qualified for exemption under Section 4(a)(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities.

N/A

Item 5. Other Information.

Item 6. Exhibits.

Index to Exhibits

Exhibit:	Description:

31.1**	Certification of Principal Executive Officer/Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer/Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 20, 2014	By:	/s/ JOEL FALITZ
	Name:	Joel Falitz
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

