Form 10-Q
period 2014-11-30
ECOSCIENCES, INC.
filed 2015-02-23
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2014

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 23, 2015, there were 336,751,500 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Ecosciences, Inc.

Condensed Consolidated Financial Statements

Ecosciences, Inc.

Condensed Consolidated Balance Sheets

	November 30, 2014	May 31, 2014
	(Unaudited)	(Audited)

ASSETS

Current Assets

Cash	$2,582	$19,238
Accounts receivable - net	4,641	1,298
Inventory	2,639	2,035

Total Assets	$9,862	$22,571

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$135,931	$39,749
Due to related party	10,600	10,600
Notes payable	204,232	126,732
Convertible notes payable	6,177	6,177

Total Liabilities	356,940	183,258

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized, $0.0001 par value;

Series A Redeemable Preferred Stock 1,468,630 shares issued and outstanding (May 31, 2014 – 1,768,630 shares)	147	177

Series B Preferred Stock 200,000 shares issued and outstanding	20	20

Common Stock 500,000,000 shares authorized, $0.0001 par value; 336,751,500 shares issued and outstanding	33,675	33,675

Deficit	(380,920)	(194,559)
Total Stockholders’ Deficit	(347,078)	(160,687)
Total Liabilities and Stockholders’ Deficit	$9,862	$22,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013

Revenue	$4,969	$2,708	$8,194	$15,503
Cost of sales	(2,300)	(770)	(3,895)	(3,676)
Gross Profit	2,669	1,938	4,299	11,827

Expenses
Selling, general and administrative	86,782	(5,109)	123,168	(3,897)

Total Expenses (Recoveries)	86,782	(5,109)	123,168	(3,897)

Net (Loss) Income Before Other Expenses	(84,113)	7,047	(118,869)	15,724

Other Expenses
Interest expense	(4,094)	(638)	(7,522)	(1,139)

Net (Loss) Income	$(88,207)	$6,409	$(126,391)	$14,585

Net (Loss) Income Per Share	$–	$–	$–	$–
Weighted-average Common Shares Outstanding - Basic and Diluted	336,751,500	250,001,500	336,751,500	250,001,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2014	November 30, 2013

Cash Flows from Operating Activities
Net (loss) income	$(126,391)	$14,585
Changes in operating assets and liabilities:
Accounts receivable	(3,343)	(10,536)
Inventory	(604)	(132)
Accounts payable and accrued liabilities	88,660	(3,786)
Accrued interest	7,522	1,139
Due to related party	–	(70)
Net Cash (Used in) Provided by Operating Activities	(34,156)	1,200

Cash Flows from Financing Activities
Proceeds from notes payable	77,500	–
Redemption of Series A redeemable preferred stock	(60,000)	–
Net Cash Provided by Financing Activities	17,500	–

Change in Cash	(16,656)	1,200
Cash - Beginning of Period	19,238	332
Cash - End of Period	$2,582	$1,532

Supplemental Disclosures of Cash Flow Information:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Notes to the Condensed Consolidated Financial Statements

1.	Nature of Operations

Ecosciences, Inc. (the “Company”) was incorporated in the State of Nevada on May 26, 2010. The Company’s principal business is focused on the development, production and sale of environmentally focused wastewater products. It currently produces organic tablets and powders to be used regularly and in lieu of harmful chemical cleaning products in grease trap and septic tank systems. The Company intends to generate revenue through the sale of tablets and powders to domestic and international customers in the food and sanitation industries as well as residential consumers.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of November 30, 2014, the Company has accumulated losses of $380,920 and a working capital deficit of $347,078. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Inventory

Inventory consists of the following:

	November 30, 2014	May 31, 2014
Raw Materials	$79	$464
Finished Goods	2,130	866
Packaging Supplies	430	705
Total	$2,639	$2,035

4.	Related Party Transactions

At November 30, 2014 and May 31, 2014, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $10,600, for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

Ecosciences, Inc.

Notes to the Condensed Consolidated Financial Statements

5.	Notes Payable

Notes payable consist of the following:		November 30, 2014		May 31, 2014
a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$3,732		$3,732
b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note is due one year following the borrowing date.	8,000		8,000
c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At November 30, 2014, and May 31, 2014, the Company owed accrued interest of $3,271 and $2,159, respectively.	20,000		20,000
d)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At November 30, 2014, and May 31, 2014, the Company owed accrued interest of $6,382 and $359, respectively.	170,000	*	95,000	*
e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At November 30, 2014, the Company owed accrued interest of $53.	2,500		–
		$204,232		$126,732

*	On May 9, 2014, the Company entered into a Master Loan Agreement (the “Loan Agreement”), whereby the lender agreed, from time to time, to purchase from the Company one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed $500,000 and that no Event of Default has occurred and remains uncured. Amounts borrowed under the Loan Agreement are evidenced by an unsecured, non-recourse Promissory Note, bearing interest at a rate of 8% per annum, maturing on the first anniversary date thereof, and may be prepaid by the Company before the maturity date. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement will automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and the lender and (ii) written termination notice is delivered by the Company or the lender to the other party.

6.	Convertible Notes Payable

a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At November 30, 2014, and May 31, 2014, the Company owed accrued interest of $1,177 and $959, respectively. At November 30, 2014, and May 31, 2014, the balance owing on the two Notes was $4,000.

b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. No payments of principle or interest have been made during the six months ended November 30, 2014. At November 30, 2014, and May 31, 2014, the Company owed accrued interest of $190 and $129, respectively. At November 30, 2014, and May 31, 2014, the balance owing on the Note was $1,177.

Ecosciences, Inc.

Notes to the Condensed Consolidated Financial Statements

6.	Convertible Notes Payable (continued)

c)	On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $1,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.001 per share. At November 30, 2014, and May 31, 2014, the Company owed accrued interest of $293 and $238, respectively. At November 30, 2014, and May 31, 2014, the outstanding balance on the Note was $1,000.

7.	Preferred Stock

a)	On June 9, 2014, the Company redeemed 100,000 shares of Series A convertible preferred stock, at management’s discretion, in exchange for $20,000.

b)	Effective June 23, 2014, the Articles of Incorporation were amended to increase the number of authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares.

c)	On August 12, 2014, the Company redeemed 100,000 shares of Series A convertible preferred stock, at management’s discretion, in exchange for $20,000.

d)	On August 21, 2014, the Company redeemed 50,000 shares of Series A convertible preferred stock, at management’s discretion, in exchange for $10,000.

e)	On September 4, 2014, the Company redeemed 50,000 shares of Series A convertible preferred stock, at management’s discretion, in exchange for $10,000.

8.	Concentrations

The Company’s revenues and receivables were concentrated among three customers as of November 30, 2014, and May 31, 2014:

May 31, 2014:

Customer	Revenue	Receivables
1	60%	65%
2	29%	11%
3	11%	11%

November 30, 2014:

Customer	Revenue	Receivables
1	71%	49%
2	18%	22%
3	*	15%

* not greater than 10%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” and elsewhere in this report.

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

Corporate History

We were formerly known as On-Air Impact, Inc., a Nevada corporation (“On-Air Impact”). From the date of its inception on May 26, 2010 until the consummation of the reverse merger described below on May 9, 2014, On-Air Impact had been a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

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

Critical Accounting Policies, Estimates, and Judgments

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Results of Operations

Three Months Ended November 30, 2014 Compared to the Three Months Ended November 30, 2013

The following table presents Eco-Logical’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Three-Month Period Ended November 30,
	2014*		2013*
	$	% of Revenue	$	% of Revenue

Revenue:	$4,969	-%	$2,708	-
Cost of sales:	(2,300)	(46.29)%	(770)	(28.43)%
Gross profit	2,669	53.71%	1,938	71.57%

Operating expenses:
Advertising and Promotion	-	-%	-	-%
General and administrative	2,091	42.08%	641	23.67%
Professional fees (recovery)	69,684	1,402.37%	(5,750)	(212.33)%
Transfer agent and filing fees	15,007	302.02%	-	-%
Total Expenses	86,782	1,746.47%	(5,109)	(188.66)%

Net loss before other expenses:	(84,113)	(1,692.76)%	7,047	260.23%

Other expenses:

Interest expense	4,094	82.39%	638	23.56%
Net (loss) income	$(88,207)	(1,775.15)%	6,409	236.67%

*Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Three-Month Period Ended November 30,
	2014	2013	% Change

Revenue	$4,969	$2,708	83.49%

Our Revenue increased 83.49% for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013. The increase is attributed to repeat sales and new accounts.

Costs and Expenses

Cost of Sales

	Three-Month Period Ended November 30,
	2014	2013	% Change

Costs of Sales	$2,300	$770	198.70%

Our Costs of Sales increased 198.70% for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013. The increase is relative to the increase in revenue.

Operating Expenses

	Three-Month Period Ended November 30,
	2014	2013	% Change

Operating Expenses	$86,782	$(5,109)	1,598.61%

Our Operating Expenses increased 5,198.61% for three months ended November 30, 2014 as compared to the three months ended November 30, 2013. The increase is attributable to an increase in Professional Fees consisting of legal, accounting and consulting fees. Prior to the reverse merger on May 9, 2014 between the Company’s (then known as On-Air Impact, Inc.) then wholly-owned subsidiary, Eco Merger Sub, Inc., with Eco-Logical Concepts, Inc., the Company had no operations.

Interest Expense

	Three-Month Period Ended November 30,
	2014	2013	% Change
Interest Expense	$4,094	$638	541.69%

Our Interest Expense increased 541.69% for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013. The increase is attributable to the Company selling $170,000 in notes pursuant to the Loan Agreement with Bacarat from May 9, 2014 through to August 25, 2014.

Six Months Ended November 30, 2014 Compared to the Six Months Ended November 30, 2013

The following table presents Eco-Logical’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Six-Month Period Ended November 30,
	2014		2013
	$	% of Revenue	$	% of Revenue

Revenue:	$8,194	-%	$15,503	-%
Cost of sales:	(3,895)	(47.53)%	(3,676)	(23.71)%
Gross profit	4,299	52.47%	11,827	76.29%

Operating expenses:
Advertising and Promotion	-	-%	330	2.13%
General and administrative	3,775	46.07%	1,288	8.31%
Professional fees (recovery)	94,964	1158.95%	(5,750)	(37.09)%
Transfer agent and filing fees	24,429	298.13%	235	1.52%
Total Expenses	123,168	1503.15%	(3,897)	(25.14)%

Net loss before other expenses:	(118,869)	(1450.68)%	15,724	101.43%

Other expenses:

Interest expense	(7,522)	(91.80)%	(1,139)	(7.35)%
Net (loss) income	$(126.391)	(1542.48)%	14,585	94.08%

(1) Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Six-Month Period Ended November 30,
	2014	2013	% Change

Revenue	$8,194	$15,503	(47.15)%

Our Revenue decreased 47.15% for the six months ended November 30, 2014 as compared to the six months ended November 30, 2013. The decrease is attributed the exclusion of a large account within the period.

Costs and Expenses

Cost of Sales

	Six-Month Period Ended November 30,
	2014	2013	% Change

Costs of Sales	$3,895	$3,676	5.96%

Our Costs of Sales increased 5.96% for the six months ended November 30, 2014 as compared to the six months ended November 30, 2013. The increase in cost with regards to the decrease in sales is attributed to a significant difference in margin to products sold in the current period.

Operating Expenses

	Six-Month Period Ended November 30,
	2014	2013	% Change

Operating Expenses	$123,168	$(3,897)	3,260.59%

Our Operating Expenses increased 3260.59% for six months ended November 30, 2014 as compared to the six months ended November 30, 2013. The increase is attributable to an increase in Professional Fees consisting of legal, accounting and consulting fees. Prior to the reverse merger on May 9, 2014 between the Company’s (then known as On-Air Impact, Inc.) then wholly-owned subsidiary, Eco Merger Sub, Inc., with Eco-Logical Concepts, Inc., the Company had no operations.

Interest Expense

	Six-Month Period Ended November 30,
	2014	2013	% Change
Interest Expense	$7,522	$1,139	560.40%

Our Interest Expense increased 560.40% for the six months ended November 30, 2014 as compared to the six months ended November 30, 2013. The increase is attributable to the Company selling $170,000 in notes pursuant to the Loan Agreement with Bacarat from May 9, 2014 through to August 25, 2014.

Financial Condition, Liquidity and Capital Resources

At November 30, 2014, we had $2,582 in cash on hand and an accumulated deficit of $380,920; and had $4,969 in revenues for the three month period ended November 30, 2014. In their report for the five months ended May 31, 2014, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

To date, we have financed our operations primarily through the sale of Convertible Promissory Notes to Joel Falitz and other non-affiliated third parties and the issuance and sale of equity securities for cash consideration. As of November 30, 2014, we have financed our operations by the following:

●	On May 9, 2014, the Company entered into that certain Master Loan Agreement, dated May 9, 2014 (the “Loan Agreement”), with Bacarat Holdings, Inc., an unaffiliated third party lender (“Bacarat” or the “Lender”). Subject to the terms and conditions set forth in the Loan Agreement, Bacarat agreed, from time to time to purchase from the Company, and the Company agreed to sell and issue to Bacarat, one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed the $500,000 and that no Event of Default has occurred and has remained uncured. Amounts borrowed under the Loan Agreement shall be evidenced by an unsecured, non-recourse Promissory Note, bear interest at a rate of 8% per annum, mature on the first anniversary date thereof, and may be prepaid by the Company before the maturity date thereof. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement shall automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and Bacarat and (ii) written termination notice is delivered by the Company or Bacarat to the other party. There can be no assurances that any additional funds will be available to us under the Loan Agreement since it provides that the Lender may terminate this Agreement at any time.

As of November 30, 2014, the Company sold the following promissory notes to Bacarat pursuant to the Loan Agreement:

Issue Date:	Maturity Date:	Interest Rate:	Principal:

5/9/2014	5/9/2015	8%	$50,000
5/19/2014	5/19/2015	8%	45,000
6/6/2014	6/6/2015	8%	30,000
8/11/2014	8/11/2015	8%	25,000
8/18/2014	8/18/2015	8%	10,000
8/25/2014	8/25/2015	8%	10,000
TOTAL:	-	-	$170,000

Working Capital

The consolidated financial statements filed with this Report have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of November 30, 2014, the Company has accumulated losses of $380,920 and a working capital deficit of $347,078. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Six Months Ended November 30,
	2014	2013

Cash, beginning of period	$19,238	$332
Net cash provided by (used in) operating activities	(34,156)	1,270
Net cash provided by investing activities	0	0
Net cash provided by financing activities	17,500	0
Cash, end of period	$2,582	$1,602

Off-Balance Sheet Operations

The Company does not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

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

Based upon that evaluation, our management has concluded that, as of November 30, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

N/A

Item 5. Other Information

None

Item 6. Exhibits

Index to Exhibits

Exhibit:	Description:

31.1*	Certification of Principal Executive Officer/Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer/Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

**	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 23, 2015	By:	/s/ JOEL FALITZ
	Name:	Joel Falitz
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

