Form 10-Q
period 2015-02-28
ECOSCIENCES, INC.
filed 2015-04-29
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2015

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 29, 2015, there were 101,751,500 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Ecosciences, Inc.

Condensed Consolidated Financial Statements

Ecosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 28, 2015	May 31, 2014

ASSETS
Current Assets
Cash	$4,178	$19,238
Accounts receivable - net	4,126	1,298
Inventory	2,306	2,035
Total Assets	$10,610	$22,571

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$157,372	$39,749
Due to related party	10,600	10,600
Notes payable	204,232	126,732
Convertible notes payable	6,177	6,177
Total Liabilities	378,381	183,258
Stockholders’ Deficit
Preferred Stock 50,000,000 shares authorized, $0.0001 par value;
Series A Redeemable Preferred Stock 1,468,630 shares issued and outstanding (May 31, 2014 – 1,768,630 shares)	147	177
Series B Preferred Stock 200,000 shares issued and outstanding	20	20
Common Stock 500,000,000 shares authorized, $0.0001 par value; 336,751,500 shares issued and outstanding	33,675	33,675
Deficit	(401,613)	(194,559)
Total Stockholders’ Deficit	(367,771)	(160,687)
Total Liabilities and Stockholders’ Deficit	$10,610	$22,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

Revenue	$4,805	$3,562	$12,999	$19,065
Cost of sales	(818)	(244)	(4,713)	(3,920)
Gross Profit	3,987	3,318	8,286	15,145

Expenses
Selling, general and administrative	20,632	14,229	143,800	10,332
Total Expenses	20,632	14,229	143,800	10,332
Net (Loss) Income Before Other Expenses	(16,645)	(10,911)	(135,514)	4,813
Other Expenses
Interest expense	(4,048)	(728)	(11,570)	(1,867)
Net (Loss) Income	$(20,693)	$(11,639)	$(147,084)	$2,946

Net (Loss) Income Per Share	$–	$–	$–	$–
Weighted-average Common Shares Outstanding - Basic and Diluted	336,751,500	250,001,500	336,751,500	250,001,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended February 28, 2015	Nine Months Ended February 28, 2014

Cash Flows from Operating Activities
Net (loss) income	$(147,084)	$2,946

Changes in operating assets and liabilities:
Accounts receivable	(2,828)	(8,793)
Prepaid expenses	–	(2,500)
Inventory	(271)	(196)
Accounts payable and accrued liabilities	106,053	9,213
Accrued interest	11,570	1,139
Net Cash (Used in) Provided by Operating Activities	(32,560)	1,809

Cash Flows from Financing Activities
Proceeds from notes payable	77,500	–
Redemption of Series A redeemable preferred stock	(60,000)	–
Repayment to related parties	–	(71)
Net Cash used in Financing Activities	17,500	(71)

Change in Cash	(15,060)	1,738
Cash - Beginning of Period	19,238	332
Cash - End of Period	$4,178	$2,070

Supplemental Disclosures of Cash Flow Information:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Notes to the Condensed Consolidated Financial Statements

1.	Nature of Operations

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of February 28, 2015, the Company has accumulated losses of $401,613 and a working capital deficit of $367,771. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Inventory

Inventory consists of the following:

	February 28, 2015	May 31, 2014
Raw Materials	$294	$464
Finished Goods	1,509	866
Packaging Supplies	503	705
Total	$2,306	$2,035

4.	Related Party Transactions

At February 28, 2015, and May 31, 2014, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $10,600, for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

Ecosciences, Inc.

Notes to the Condensed Consolidated Financial Statements

5.	Notes Payable

Notes payable consist of the following:		February 28, 2015		May 31, 2014
a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$3,732		$3,732

b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note is due one year following the borrowing date.	8,000		8,000

c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At February 28, 2015, and May 31, 2014, the Company owed accrued interest of $3,764 and $2,159, respectively.	20,000		20,000

d)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At February 28, 2015, and May 31, 2014, the Company owed accrued interest of $9,736 and $359, respectively.	170,000	*	95,000	*

e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At February 28, 2015, the Company owed accrued interest of $102.	2,500		–
		$204,232		$126,732

*	On May 9, 2014, the Company entered into a Master Loan Agreement (the “Loan Agreement”), whereby the lender agreed, from time to time, to purchase from the Company one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed $500,000 and that no Event of Default has occurred and remains uncured. Amounts borrowed under the Loan Agreement are evidenced by an unsecured, non-recourse Promissory Note, bearing interest at a rate of 8% per annum, maturing on the first anniversary date thereof, and may be prepaid by the Company before the maturity date. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement will automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and the lender and (ii) written termination notice is delivered by the Company or the lender to the other party.

6.	Convertible Notes Payable

a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At February 28, 2015, and May 31, 2014, the Company owed accrued interest of $1,276 and $959, respectively. At February 28, 2015, and May 31, 2014, the balance owing on the two Notes was $4,000.

b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. No payments of principle or interest have been made during the nine months ended February 28, 2015. At February 28, 2015, and May 31, 2014, the Company owed accrued interest of $219 and $129, respectively. At February 28, 2015, and May 31, 2014, the balance owing on the Note was $1,177.

c)	On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $1,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.001 per share. At February 28, 2015, and May 31, 2014, the Company owed accrued interest of $317 and $238, respectively. At February 28, 2015, and May 31, 2014, the outstanding balance on the Note was $1,000.

Ecosciences, Inc.

Notes to the Condensed Consolidated Financial Statements

7.	Concentrations

The Company’s revenues and receivables were concentrated among three customers as of February 28, 2015, and May 31, 2014:

Customer	Revenue for the Year Ended May 31, 2015	Receivables as at May 31, 2015
1	60%	65%
2	29%	11%
3	11%	11%

Customer	Revenue for the Nine Months Ended February 28, 2015	Receivables as at February 28, 2015
1	47%	47%
2	30%	36%
3	12%	17%

* not greater than 10%

8.	Subsequent Events

a)	On April 20, 2015, the Company designated 10,000,000 shares of preferred stock as Series C convertible preferred stock. The holders of the Series C convertible preferred stock may elect to convert their shares at any time and from time to time in their sole discretion. Each share of Series C convertible preferred stock is redeemable at the option of the Company for $0.10 per share and is convertible into 10 shares of common stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series C preferred stock that would result in the stockholder beneficially owning more than 4.99% of the common stock of the Company. The holders of the Series C convertible preferred stock also have the right to elect to have any portion of the shares be repurchased by the Company at $0.10 per share. The holders of the Series C preferred stock shall be entitled to a number of votes equal to the number of shares of common stock into which the Series C shares held are convertible.

b)	On April 20, 2015, the Company entered into a Share Exchange Agreement with a shareholder in which it agreed to exchange 235,000,000 shares of common stock for 4,700,000 shares of Series C convertible preferred stock.

c)	On March 16, 2015, the Company sold a promissory note for and in the principal amount $15,000. The outstanding principal amount of the note is $15,000, bears interest at 8% per annum and matures on March 16, 2016. The Company may prepay the outstanding principal and accrued interest under the note without penalty thereon.

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

Results of Operations

Three Months Ended February 28, 2015 Compared to the Three Months Ended February 28, 2014

The following table presents Eco-Logical’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Three-Month Period Ended February 28,
	2015*		2014*
	$	% of Revenue	$	% of Revenue

Revenue:	$4,805	-%	$3,562	-%
Cost of sales:	(818)	(17.04)%	(244)	(6.90)%
Gross profit	3,987	82.98%	3,318	93.15%

Operating expenses:
Selling, general and administrative	20,632	429.39%	14,229	399.47%
Total Expenses	20,632	429.39%	14,229	399.47%

Net loss before other expenses:	(16,645)	(346.41)%	10,911	306.32%

Other expenses:

Interest expense	(4,048)	(84.25)%	(728)	(20.44)%
Net (loss) income	$(20,693)	(430.66)%	(11,639)	(326.75)%

*Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Three-Month Period Ended February 28,
	2015	2014	% Change

Revenue	$4,805	$3,562	34.90%

Our Revenue increased 34.90% for the three months ended February 28, 2015 as compared to the three months ended February 28, 2014. The increase is attributed to repeat sales and new accounts.

Costs and Expenses

Cost of Sales

	Three-Month Period Ended February 28,
	2015	2014	% Change

Costs of Sales	$818	$244	235.25%

Our Costs of Sales increased 235.25% for the three months ended February 28, 2015 as compared to the three months ended February 28, 2014. The increase is due to an increase in sales volume of higher marginal cost goods as well as an increase in overall sales.

Operating Expenses

	Three-Month Period Ended February 28,
	2015	2014	% Change

Operating Expenses	$20,632	$14,229	45.00%

Our Operating Expenses increased 45.00% for three months ended February 28, 2015 as compared to the three months ended February 28, 2014. The increase is attributable to an increase in Professional Fees consisting of legal, accounting and consulting fees as well as administrative costs.

Interest Expense

	Three-Month Period Ended February 28,
	2015	2014	% Change

Interest Expense	$4,048	$728	456.04%

Our Interest Expense increased 456.04% for the three months ended February 28, 2015 as compared to the three months ended February 28, 2014. The increase is attributable to the Company selling $170,000 in notes pursuant to the Loan Agreement with Bacarat from May 9, 2014 through to August 25, 2014.

Nine Months Ended February 28, 2015 Compared to the Nine Months Ended February 28, 2014

The following table presents Eco-Logical’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Nine-Month Period Ended February 28,
	2015		2014
	$	% of Revenue	$	% of Revenue

Revenue:	$12,999	-%	$19,065	-%
Cost of sales:	(4,713)	(36.26)%	(3,920)	(20.56)%
Gross profit	8,286	63.74%	15,145	79.44%

Operating expenses:
Selling, general and administrative	143,800	1,106.24%	10,332	54.19%
Total Expenses	143,800	1,106.24%	10,332	54.19%

Net loss before other expenses:	(135,514)	(1,042.50)%	4,813	25.25%

Other expenses:

Interest expense	(11,570)	(89.01)%	(1,867)	(9.79)%
Net (loss) income	$(147,084)	(1,131.50)%	2,946	15.45%

(1) Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Nine-Month Period Ended February 28,
	2015	2014	% Change

Revenue	$12,999	$19,065	(31.82)%

Our Revenue decreased 31.82% for the nine months ended February 28, 2015 as compared to the nine months ended February 28, 2014. The decrease is attributed the exclusion of a large account within the period.

Costs and Expenses

Cost of Sales

	Nine-Month Period Ended February 28,
	2015	2014	% Change

Costs of Sales	$4,713	$3,920	20.23%

Our Costs of Sales increased 20.23% for the nine months ended February 28, 2015 as compared to the nine months ended February 28, 2014. The increase in cost with regards to the decrease in sales is attributed to a significant difference in the marginal costs of products sold in the current period.

Operating Expenses

	Nine-Month Period Ended February 28,
	2015	2014	% Change

Operating Expenses	$143,800	$10,332	1,291.79%

Our Operating Expenses increased 1,291.79% for the nine months ended February 28, 2015 as compared to the nine months ended February 28, 2014. The increase is attributable to an increase in Professional Fees consisting of legal, accounting and consulting fees. Prior to the reverse merger on May 9, 2014 between the Company’s (then known as On-Air Impact, Inc.) then wholly-owned subsidiary, Eco Merger Sub, Inc., with Eco-Logical Concepts, Inc., the Company had no operations.

Interest Expense

	Nine-Month Period Ended February 28,
	2015	2014	% Change

Interest Expense	$11,570	$2,946	292.74%

Our Interest Expense increased 292.74% for the nine months ended February 28, 2015 as compared to the nine months ended February 28, 2014. The increase is attributable to the Company selling $170,000 in notes pursuant to the Loan Agreement with Bacarat from May 9, 2014 through to August 25, 2014.

Financial Condition, Liquidity and Capital Resources

At February 28, 2015, we had $4,178 in cash on hand and an accumulated deficit of $401,613; and had $4,805 in revenues for the three month period ended February 28, 2015. In their report for the five months ended May 31, 2014, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

To date, we have financed our operations primarily through the sale of Convertible Promissory Notes to Joel Falitz and other non-affiliated third parties and the issuance and sale of equity securities for cash consideration. As of February 28, 2015, we have financed our operations by the following:

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

As of February 28, 2015, the Company sold the following promissory notes to Bacarat pursuant to the Loan Agreement:

Issue Date:	Maturity Date:	Interest Rate:	Principal:

5/9/2014	5/9/2015	8%	$50,000
5/19/2014	5/19/2015	8%	45,000
6/6/2014	6/6/2015	8%	30,000
8/11/2014	8/11/2015	8%	25,000
8/18/2014	8/18/2015	8%	10,000
8/25/2014	8/25/2015	8%	10,000
TOTAL:	-	-	$170,000

Working Capital

The consolidated financial statements filed with this Report have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of February 28, 2015, the Company has accumulated losses of $401,613 and a working capital deficit of $367,771. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Nine Months Ended February 28,
	2015	2014

Cash, beginning of period	$19,238	$332
Net cash provided by (used in) operating activities	(32,560)	1,809
Net cash provided by investing activities	-	-
Net cash provided by financing activities	17,500	(71)
Cash, end of period	$4,178	$2,070

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

Based upon that evaluation, our management has concluded that, as of February 28, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On April 20, 2015, the Company issued to Joel Falitz, the Chief Executive Officer, President, Treasurer, Secretary and Chairman of the Company, an aggregate of 4.7 million (4,700,000) shares of Series C Preferred Stock in exchange for 235 million (235,000,000) shares of Common Stock held by Mr. Falitz. The Company issued the Series C Preferred Stock pursuant to that certain Share Exchange Agreement, dated April 20, 2015, discussed below, under Section 3(a)(9) promulgated under the Securities Act of 1933, as amended, due to the following facts: (i) the Company is the same issuer of the Series C Preferred Stock and Common Stock held by Mr. Falitz; (ii) Mr. Falitz did not part with anything of value in the share exchange besides the 235 million (235,000,000) shares of Common Stock; (iii) the offer was not made to anyone other than Mr. Falitz, a preexisting security holder of the Company; and (iv) the Company did not pay any commission or remuneration for the solicitation of the exchange with Mr. Falitz. The Share Exchange Agreement is filed as an exhibit to this Form 10-Q.

Item 3. Defaults Upon Senior Securities

N/A

Item 5. Other Information

Series C Convertible Preferred Stock

On April 20, 2015, the Company filed a Certificate of Designation with the Nevada Secretary of State pursuant to which the Company established a new series of Preferred Stock, designated as the Series C Convertible Preferred Stock (the “Series C Preferred Stock”), consisting of ten million (10,000,000) shares of Preferred Stock, par value $0.0001 per share and having the rights, preferences, powers, restrictions and limitations as set forth in the Certificate of Designation, a copy of which is filed as an exhibit to this Form 10-Q and is summarized below:

Designations and Amount

Ten Million (10,000,000) shares of the Preferred Stock of the Corporation, $0.0001 par value per share, shall constitute a new class of Preferred Stock designated as “Series C Convertible Preferred Stock” (the “Series C Preferred Stock”) with a stated value of $0.001 per share (the “Stated Value”).

Conversion

Each holder of Series C Preferred Stock (“Holder”) shall have the right, at such Holder’s option, at any time or from time to time from and after the day immediately following the date the Series C Preferred Stock is first issued, to convert each share (“Share”) of Series C Preferred Stock into Ten (10) fully-paid and non-assessable shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”); provided, however, in connection with any conversion hereunder, each Holder of Series C Preferred Stock may not convert any part of the Series C Preferred Stock if such conversion would cause such Holder or any of its assignees to beneficially own more than 4.99% of the Common Stock of the Company.

Redemption

The Company may, at the Company’s option, at any time or from time to time from and after the day immediately following the date the Series C Preferred Stock is first issued, redeem all or any portion of, on a pro rata basis, the outstanding shares of Series C Preferred Stock for $0.10 per share.

The Company shall deliver to the Holders of the outstanding Series C Preferred Stock a written irrevocable redemption notice (the “Redemption Notice”) indicating the amount of shares of Series C Preferred Stock intended to be so redeemed and the date on which such redemption shall be made (the “Redemption Date”). Such Redemption Notice shall be delivered to the Holders of the Series C Preferred Stock at least fifteen (15) business days prior to the Redemption Date.

Upon receipt of any Redemption Notice, each Holder of the Series C Preferred Stock shall then have the option (by notifying the Company in writing within ten (10) business days of receipt of the Redemption Notice) to accept the Stated Value in cash or elect to convert not less than all of such Holder’s shares of Series C Preferred Stock pursuant to the terms and conditions set forth herein.

Repurchase

At any time, and from time to time, on or after the date of issuance, any Holder of Series C Preferred Stock shall have the right to elect to have, out of funds legally available therefor, all or any portion of the shares of Series C Preferred Stock held by such holder be repurchased by the Company (a “Series C Repurchase”) for a price per share equal to $0.10 per share (“Series C Repurchase Price”). Any such Series C Repurchase shall occur not more than sixty (60) days (“Series C Repurchase Date”) following receipt by the Company of a written election notice from any holder of Series C Preferred Stock, stating the aggregate number of shares to be repurchased (the “Series C Election Notice”). In exchange for the surrender to the Company by the respective holders of shares of Series C Preferred Stock of their certificate or certificates representing such Shares, the aggregate Series C Repurchase Price for all shares held by such holder of Series C Preferred Stock shall be payable in cash in immediately available funds to the respective holders of the Series C Preferred Stock on the applicable Series C Repurchase Date, and to no other corporate purpose, except to the extent prohibited by applicable Nevada law.

If on any Series C Repurchase Date, the assets of the Company legally available are insufficient to pay the full Series C Repurchase Price for the total number of shares elected to be repurchased, the Company shall (i) take all appropriate action reasonably within its means to maximize the assets legally available for paying the Series C Repurchase Price, (ii) redeem out of all such assets legally available therefor on the applicable Series C Repurchase Date the maximum possible number of Shares that it can redeem on such date, pro rata among the holders of such Shares to be repurchased in proportion to the aggregate number of Shares elected to be repurchased by each such holder on the applicable Series C Repurchase Date and (iii) following the applicable Series C Repurchase Date, at any time and from time to time when additional assets of the Company become legally available to redeem the remaining Shares, the Company shall immediately use such assets to pay the remaining balance of the aggregate applicable Series C Repurchase Price.

If on any Series C Repurchase Date, all of the Shares elected to be repurchased pursuant to a Series C Election Notice are not repurchased in full by the Company by paying the entire Series C Repurchase Price, until such Shares are fully repurchased and the aggregate Series C Repurchase Price paid in full, (i) all of the non-repurchased Shares shall remain outstanding and continue to have the rights, preferences and privileges expressed herein, including the accrual and accumulation of dividends thereon.

Rank

Except as specifically provided below, the Series C Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of Common Stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the Holder(s) of Series C Preferred Stock).

Liquidation Preference

Except as otherwise provided by the Nevada Revised Statutes and subject to the Certificate of Designation, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the Holders of shares of the Series C Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to the Stated Value.

Liquidation

Subject to the provisions of the Certificate of Designation, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the Holders of shares of the Series C Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to the Stated Value per share.

Dividends/Stock Splits

If the Company declares or pays a dividend or distribution on the Common Stock, whether such dividend or distribution is payable in cash, securities or other property, including the purchase or redemption by the Company of shares of Common Stock for cash, securities or property, but excluding any repurchases of Common Stock held by employees or consultants of the Company upon termination of their employment or services pursuant to agreements providing for such repurchase, the Company shall simultaneously declare and pay a dividend on the Series C Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis assuming all outstanding shares of Series C Preferred Stock had been converted pursuant to Section 0 as of immediately prior to the record date of the applicable dividend (or if no record date is fixed, the date as of which the record holders of Common Stock entitled to such dividends are to be determined).

The number of shares of Common Stock of the Company issuable pursuant to the conversion of outstanding shares of Series C Preferred Stock shall not be adjusted to reflect any forward to reverse stock splits by the Company of its outstanding shares of Common Stock.

Voting Rights

Each holder of outstanding Shares of Series C Preferred Stock shall be entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration (whether at a meeting of stockholders of the Company, by written action of stockholders in lieu of a meeting or otherwise), except as provided by law or by the provisions below. In any such vote, each Share of Series C Preferred Stock shall be entitled to a number of votes equal to the number of shares of Common Stock into which the Share is convertible as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent. Each holder of outstanding Shares of Series C Preferred Stock shall be entitled to notice of all stockholder meetings (or requests for written consent) in accordance with the Company’s bylaws.

To the extent that under the Nevada Revised Statutes the vote of the Holders of the Series C Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the Holders of at least a majority of the shares of the Series C Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series C Preferred Stock (except as otherwise may be required under the Nevada Revised Statutes) shall constitute the approval of such action by the class. To the extent that under the Nevada Revised Statutes Holders of the Series C Preferred Stock are entitled to vote on a matter with Holders of Common Stock, voting together as one class, each share of Series C Preferred Stock shall be entitled to ten (10) vote(s).

Protection Provisions

So long as any shares of Series C Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by the Nevada Revised Statutes) of the Holders of at least a majority of the then outstanding shares of Series C Preferred Stock:

●	alter or change the rights, preferences or privileges of the Series C Preferred Stock;

●	alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series C Preferred Stock;

●	create any new class or series of capital stock having a preference over the Series C Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company (as previously defined, “Senior Securities”);

●	create any new class or series of capital stock ranking pari passu with the Series C Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company (as previously defined, “Pari Passu Securities”);

●	increase the authorized number of shares of Series C Preferred Stock;

●	issue any additional shares of Senior Securities; or

●	redeem, or declare or pay any cash dividend or distribution on, any Junior Securities.

If Holders of at least a majority of the then outstanding shares of Series C Preferred Stock agree to allow the Company to alter or change the rights, preferences or privileges of the shares of Series C Preferred Stock pursuant to subsection (a) above, then the Company shall deliver notice of such approved change to the Holders of the Series C Preferred Stock that did not agree to such alteration or change (the “Dissenting Holders”).

Merger, Consolidation, etc.

If at any time or from time to time there shall be (i) a merger, or consolidation of the Company with or into another corporation, (ii) the sale of all or substantially all of the Company’s capital stock or assets to any other person, (iii) any other form of business combination or reorganization in which the Company shall not be the continuing or surviving entity of such business combination or reorganization, or (iv) any transaction or Series of transactions by the Company in which in excess of 50 percent of the Company’s voting power is transferred (each, a “Reorganization”), then as a part of such Reorganization, provision shall be made so that the Holders of the Series C Preferred Stock shall thereafter be entitled to receive the same kind and amount of stock or other securities or property (including cash) of the Company, or of the successor corporation resulting from such Reorganization.

Share Exchange Agreement

On April 20, 2015, the Company entered into a Share Exchange Agreement with Joel Falitz, the Chief Executive Officer, President, Treasurer, Secretary and Chairman of the Company, pursuant to which the Company exchanged Series C Preferred Stock for Common Stock held by Mr. Falitz on a 1-for-50 basis. Pursuant to the Share Exchange Agreement, the Company issued to Mr. Falitz an aggregate of 4.7 million (4,700,000) shares of Series C Preferred Stock in exchange for 235 million (235,000,000) of Common Stock held by Mr. Falitz. The Share Exchange Agreement is filed as an exhibit to this Form 10-Q.

Promissory Note

On March 16, 2015, the Company sold a promissory note for and in the principal amount $15,000. The outstanding principal amount of the note is $15,000, bears interest at 8% per annum and matures on March 16, 2016. The Company may prepay the outstanding principal and accrued interest under the note without penalty thereon.

Item 6. Exhibits

Index to Exhibits

Exhibit:	Description:

3.1*	Certificate of Designation of the Series C Convertible Preferred Stock

10.1*	Share Exchange Agreement, dated April 20, 2015, between Ecosciences, Inc. and Joel Falitz

31.1*	Certification of Principal Executive Officer/Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer/Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

**	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2015	By:	/s/ JOEL FALITZ
	Name:	Joel Falitz
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

