Form 10-K
period 2015-05-31
ECOSCIENCES, INC.
filed 2015-09-29
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended: May 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________________

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $18,525,000 based on the closing price of $0.30 per share of Common Stock and 61,750,000 shares of Common Stock of the Registrant held by non-affiliates on November 28, 2014, the last business day of the Registrant’s mostly recently completed second fiscal quarter ended November 30, 2014.

As of September 29, 2015, there were 101,751,500 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

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

Recent Developments

As recently reported on a Form 8-K filed with the Securities and Exchange Commission on August 31, 2015, on August 13, 2015, the Company, through wholly-owned subsidiary Eco-Logical Concepts, Inc. entered into an International Master Distributor Agreement (the “Distributor Agreement”) with Eco Logic Limited, a New Zealand corporation (“Eco Logic”). Pursuant to the Distributor Agreement, the Company appointed Eco Logic as the sole distributor of the Company’s range of products for use in the biological treatment of wastewater products in (i) all of the countries on the African continent and surrounding Indian Ocean Island; (ii) the countries of the Southwest Pacific (collectively referred to as Australasia); (iii) Germany and (iv) The Netherlands. The Company sells its bio-remediation products to distributors who then resell them to end user customers.

Under the Distributor Agreement, the Company shall invoice Eco Logic each time products are shipped. The term of the agreement is five years which shall be automatically renewed for successive five year terms if not otherwise terminated in accordance with the Agreement.

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

The Company’s primary competitors in the environmental bio-remediation services industry are Spartan Chemical, Zep, Arrow Chemical. We consider the competition to be competent, experienced, and they have greater financial and marketing resources than we do at the present time. Our ability to compete may be adversely affected by the ability of these competitors to devote greater resources to the marketing of their services than are available to our Company. Some of the Company’s competitors also offer a wider scope of services and have greater name recognition. Our competitors include large firms that also have extensive existing customer bases and established distribution channels.

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

Research and Development Activities

We have not spent any money on research and development activities during the fiscal years ended May 31, 2015 and 2014.

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

Employees

We have one full-time employee, our President, and three part-time employees. The Company currently plans to hire two to three full-time employees by quarter ended February 28, 2016, whose principal responsibilities will be as a sales representative.

Dividend Policy

We have never paid or declared dividends on our securities. The payment of cash dividends, if any, in the future is within the discretion of our Board and will depend upon our earnings, our capital requirements, financial condition and other relevant factors. We intend, for the foreseeable future, to retain future earnings for use in our business.

Description of Properties

Our principal executive offices are located at 420 Jericho Turnpike, Suite 110, Jericho, NY, 11753. Our telephone number is (516) 465-3964. Our executive offices are currently provided to us for no charge by our President. In the future, as we expand, we expect to execute a lease agreement with our President or lease other office space. We also maintain a website located at www.ecosciences.company, the contents of which are not incorporated into this report.

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

The Merger was intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and has been treated as a recapitalization of the Company for financial accounting purposes. Even though On-Air Impact was the legal acquirer, Eco-Logical is considered to be the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger were replaced with the historical financial statements of Eco-Logical before the Merger in this Report and all future filings with the SEC.

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

Also, on June 23, 2014, the former directors each resigned as a member of our Board of Directors. Their resignations were not due to any disagreement with the Company nor were they related to our operations, policies or practices.

On July 21, 2014, the ticker symbol of our Common Stock on the OTCQB was changed from “OAIR” to “ECEZ” to better reflect our new name.

ITEM 1A. RISK FACTORS.

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

At May 31, 2015, we had $381.00 in cash on hand and working capital deficit of $444,940 and for the fiscal year ended May 31, 2015, we had $27,599 in revenues. In their report for the fiscal year ended May 31, 2015, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

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

We rely on indirect sales channels to market and sell our bioremediation product. A loss of or deterioration in our relationship with one or more of our resellers or distributors, or our inability to establish new indirect sales channels to drive growth of our products could negatively affect our operating results.

We sell the majority of our bioremediation products to resellers, who in turn sell our products to end users. In some cases, resellers integrate our products of other manufacturers and sell the combined products to their own customers. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers and distributors carry competing product lines that they may promote over our products, which may negatively impact our sales. A reseller or distributor might not continue to purchase our products or market them effectively, and each reseller or distributor determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to their customers. Establishing new indirect sales channels globally is an important part of our strategy to drive growth of our revenue.

Our operating results could be adversely affected by any number of factors including:

●	A change in competitive strategy that adversely affects a reseller’s or distributor’s willingness or ability to distribute our products;

●	Reaching fewer customers or losing sales due to ineffective efforts of resellers and distributors;

●	Reduced margins and increased costs associated with channel sales;

●	An inability to gain traction in developing new indirect sales channels for our branded products;

●	Any financial difficulties of our resellers, authorized distributors or customers that result in their inability to pay amounts owed to us;

●	Changes in requirements or programs that allow our products to be sold by third parties to government customers; or

●	Changes in product requirements or certification programs that limit our ability for our products to be sold in our established current markets.

We may enter into exclusive agreements with our distributors who purchase our products on an individual purchase order basis. If we lose important distributors, or if they reduce their focus on our products or if we are unable to obtain additional distributors, our business could be negatively affected.

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

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on behalf of our post-merger company.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

Although our common stock is quoted on the OTCQB, we can have no assurances that a proper market will ever develop, and should a market develop we will have no control over the market price of our common stock. Any market price is likely to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to current or future agreements or title to our claims or our the success of our new business model may have a significant impact on the market price of our stock, causing the market price to decline. In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by us could also have an adverse effect on the price of our securities. Such a decline would seriously hinder our ability to raise additional capital and prevent us from fully implementing our business plan and operations.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

There is currently a very limited trading market for our common stock, and we cannot ensure that one will ever develop or be sustained.

To date, there has been a very limited trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We anticipate having our common stock continue to be quoted for trading on the OTC Market, however, we cannot be sure that such quotations will continue. We currently do not satisfy the initial listing standards of any national securities exchange and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange in the future. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Market or suspended from the OTC Market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are traded in the OTC Market, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (3) to obtain needed capital.

As a former shell company, resales of shares of our restricted common stock in reliance on Rule 144 of the Securities Act are subject to the requirements of Rule 144(i).

Rule 144 under the Securities Act, which generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months will not immediately apply to our common stock because we were at one time designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The filing of our Current Report on Form 8-K dated May 15, 2014 started the running of such one-year period. Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

We may, in the future, issue additional shares of our common stock and/or preferred stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 23,200,000 shares have been designated of the date of this Annual Report. The Articles of Incorporation authorize our Board to prescribe the series and the voting powers, designations, preferences, limitations, restrictions and relative rights of any undesignated shares of our preferred stock. The future issuance of common stock and preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of their shares of our common stock, or shares of our common stock underlying any outstanding securities held by them, in the public market under Rule 144 or upon registration of such shares pursuant to an effective registration statement, or it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our Articles of Incorporation and Bylaws provide for indemnification of our officers and directors at our the expense of the respective corporation and limit their liability that may result in a major cost to our Company and hurt the interests of our stockholders because corporate resources may be expended for the benefit of directors and officers.

Our Articles of Incorporation provide for the indemnification of our officers and directors. We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

We do not expect to pay dividends in the foreseeable future.

We currently do not intend to pay any cash dividends in the foreseeable future and we intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party and applicable law. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions and applicable law.

There can be no assurances that an active trading market may develop for our Common Stock, or if developed, be maintained.

The average trading volume in our stock has been historically low, with little or no trading at all on some days. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our Common Stock for an indefinite period of time. There can be no assurance that a more active market for the Common Stock will develop, or if one should develop, there is no assurance that it will be maintained. This severely limits the liquidity of our Common Stock, and would likely have a material adverse effect on the market price of our Common Stock and on our ability to raise additional capital.

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

The outstanding Series B Non-Convertible Preferred Stock has 80% voting control and is owned by an affiliate, thereby giving it significant ability to influence the election of our directors and the outcome of matters submitted to our stockholders.

Generally, the outstanding shares of Series B Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock. Pursuant to the Merger, the Company issued 200,000 shares of Series B Non-Convertible Preferred Stock to Maverick, LLC. As a result, Maverick, LLC has the ability to significantly influence the outcome of issues submitted to our stockholders. The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and this stockholder may act in a manner that advances his best interests and not necessarily those of our other stockholders. As a consequence, it may be difficult for investors to remove our management. The ownership of this stockholder could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock.

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

Not applicable.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

From March 8, 2012 to July 21, 2014, our common stock was quoted on the OTCQB under the ticker symbol “OAIR.” On March 8, 2012, 2,000 shares traded. From that date until September 3, 2014, there was been no trading in the Company’s Common Stock. In connection with the Merger on May 9, 2014 and subsequent name change of the Company from On-Air Impact, Inc. to Ecosciences, Inc. on June 23, 2014, the OTCQB ticker symbol for our Common Stock was changed “ECEZ” on July 21, 2014.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our Common Stock as reported on the OTCQB for the past two fiscal years. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low

2015 Fiscal Year
1st Quarter ended August 31, 2014	$0.50	$0.50
2nd Quarter ended November 30, 2014	$0.50	$0.18
3rd Quarter ended February 28, 2015	$0.69	$0.26
4th Quarter ended May 31, 2015	$0.75	$0.28

2014 Fiscal Year
1st Quarter ended August 31, 2013	$0.50	$0.50
2nd Quarter ended November 30, 2013	$0.50	$0.50
3rd Quarter ended February 28, 2014	$0.50	$0.50
4th Quarter ended May 31, 2014	$0.50	$0.50

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

Our Common Stock is a penny stock. The penny stock disclosure requirements could have the effect of reducing the trading activity in the secondary market for our common stock. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Description of Securities

General

In connection with the Merger, on June 23, 2014, we increased our authorized capital stock from 100 million shares of Common Stock to 500 million shares; and from 10 million shares of “blank check” Preferred Stock, par value $0.0001 per share (“Preferred Stock”) to 50 million shares. We also effectuated a 500-for-1 forward stock split of our outstanding Common Stock on June 23, 2014 (the “Forward Stock Split”).

Common Stock

As of September 29, 2015, there were 101,751,500 shares of our Common Stock outstanding.

Pursuant to our bylaws, our Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing a majority of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation does not provide for cumulative voting in the election of directors.

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

Preferred Stock

Our Articles of Incorporation authorizes our board of directors to issue up to 50,000,000 shares of “blank check” preferred stock in one or more designated series, each of which shall be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, without stockholders’ approval, within any limitations prescribed by law and our Articles of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

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

(g)	subject to the above, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as our board of directors may, at the time so acting, lawfully fix and determine under the Nevada Revised Statues.

The following table reflects the amount of shares of Preferred Stock designated, issued and outstanding as of the date of this Annual Report.

Series	Designated	Issued	Outstanding
A	3,000,000	2,000,000	1,468,630
B	200,000	200,000	200,000
C	10,000,000	4,700,000	4,700,000
D	10,000,000	610,000	610,000
Total:	23,200,000	11,600,000	11,068,630

Series A Convertible Preferred Stock

On May 7, 2014, our Board decided to amend and restate the Company’s Series A Convertible Preferred Stock Certificate of Designation originally filed with the Secretary of State of the State of Nevada on May 10, 2012; and we filed an Amended and Restated Certificate of Designation with the Secretary of State of the State of Nevada on May 8, 2014, therein re-designating the class. Under the Amended and Restated Certificate of Designation, 3,000,000 shares of Preferred Stock have been designated as “Series A Convertible Preferred Stock” and each share has a stated value of $0.20 per share (the “Stated Value). On September 11, 2015, the Company amended the Series A Convertible Preferred Stock and filed an amendment with the Secretary of State of Nevada. A copy of the Amendment is filed as an exhibit to this Annual Report on Form 10-K and is incorporated by reference herein.

A summary of the designations, preferences, limitations, restrictions and relative rights of the Series A Preferred Stock, as amended are as follows:

Conversion

From the respective Commencement Date (as defined below), each holder of Series A Convertible Preferred Stock (“Holder”) shall have the right to convert each share of Series A Convertible Preferred Stock into twenty (20) shares of Common Stock. For shares of Series A Convertible Preferred Stock issued prior to September 11, 2015, the Commencement Date shall be the first anniversary of the date of issuance. For shares of Series A Convertible Preferred Stock issued on or after September 11, 2015, the Commencement Date shall be October 1, 2016. Notwithstanding the foregoing, in connection with any conversion hereunder, each Holder of Series A Convertible Preferred Stock may not convert any part of the Series A Convertible Preferred Stock if such conversion would cause such Holder or any of its assignees to beneficially own more than 4.99% of the Common Stock of the Company.

Redemption

The Company may, at the Company’s option, at any time or from time to time from and after the day immediately following the date the Series A Convertible Preferred Stock is first issued, redeem all or any portion of, on a pro rata basis, the outstanding shares of Series A Convertible Preferred Stock for $0.40 per share (the “Redemption Price”):

Rank

Generally, the Series A Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of Common Stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the Holder(s) of Series A Convertible Preferred Stock).

Liquidation Preference

Except as otherwise provided by the Nevada Business Corporation Act or elsewhere in the Certificate of Designation, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the Holders of shares of the Series A Convertible Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to the Stated Value.

Dividends/Stock Splits

The Holders of shares of Series A Preferred Stock shall not be entitled to receive any dividends. The number of shares of Common Stock of the Company issuable pursuant to the conversion of outstanding shares of Series A Convertible Preferred Stock shall not be adjusted to reflect any forward to reverse stock splits by the Company of its outstanding shares of Common Stock.

Voting Rights

The Holders of the Series A Convertible Preferred Stock shall vote only on a share for share basis with our Common Stock on any matter, including but not limited to, the election of directors, name changes, increases in the authorized common shares and for which such preferred stock or series has such rights and as otherwise provided by the Nevada Business Corporation Act and below.

To the extent that under the Nevada Business Corporation Act the vote of the Holders of the Series A Convertible Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the Holders of at least a majority of the shares of the Series A Convertible Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series A Convertible Preferred Stock (except as otherwise may be required under the Nevada Business Corporation Act) shall constitute the approval of such action by the class. To the extent that under the Nevada Business Corporation Act Holders of the Series A Convertible Preferred Stock are entitled to vote on a matter with Holders of Common Stock, voting together as one class, each share of Series A Convertible Preferred Stock shall be entitled to one (1) vote.

Registration Rights

Piggyback registration rights for a self or underwritten offering pursuant to a registration statement (other than a registration effected solely to implement an employee benefit plan or a transaction to which Rule 145 of the Securities Act is applicable, or a Registration Statement on Form S-4, S-8 or any successor form thereto or another form not available for registering the Registrable Securities for sale to the public), whether the Company’s own account or for the account of one or more stockholders of the Company, subject to pro rata reductions and customary market cutbacks.

Piggyback Registration Rights

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

Series C Convertible Preferred Stock

On April 20, 2015, the Company filed a Certificate of Designation with the Nevada Secretary of State pursuant to which the Company established a new series of Preferred Stock, designated as the Series C Convertible Preferred Stock (the “Series C Preferred Stock”), consisting of ten million (10,000,000) shares of Preferred Stock, par value $0.0001 per share and having the rights, preferences, powers, restrictions and limitations as set forth in the Certificate of Designation. On June 4, 2015, the Company filed a Certificate of Amendment to its Certificate of Designation for the Company’s Series C Preferred Stock. A summary of the designations, preferences, limitations, restrictions and relative rights of the Series C Preferred Stock are as follows:

Conversion

Each holder of Series C Preferred Stock (“Holder”) shall have the right, at such Holder’s option, at any time or from time to time from and after the first year anniversary of the date the Series C Preferred Stock is issued to such Holder, to convert each share (“Share”) of Series C Preferred Stock into twelve (12) fully-paid and non-assessable shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”); provided, however, in connection with any conversion hereunder, each Holder of Series C Preferred Stock may not convert any part of the Series C Preferred Stock if such conversion would cause such Holder or any of its assignees to beneficially own more than 4.99% of the Common Stock of the Company.

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

Voting Rights

To the extent that under the Nevada Revised Statutes, the vote of the Holders of the Series C Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the Holders of at least a majority of the shares of the Series C Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series C Preferred Stock (except as otherwise may be required under the Nevada Revised Statutes) shall constitute the approval of such action by the class. To the extent that under the Nevada Revised Statutes Holders of the Series C Preferred Stock are entitled to vote on a matter with Holders of Common Stock, voting together as one class, each share of Series C Preferred Stock shall be entitled to twelve (12) vote(s).

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

Merger, Consolidation, Etc..

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

Series D Preferred Stock

On June 4, 2015, the Company filed a Certificate of Designation with the Secretary of State of Nevada thereby designating 10 million (10,000,000) shares of the Company’s authorized “blank check” Preferred Stock as “Series D Convertible Preferred Stock” (the “Series D Preferred Stock”). A summary of the designations, preferences, limitations, restrictions and relative rights of the Series D Preferred Stock are as follows:

Conversion

At the option of the holder, at any time or from time to time from and after the first year anniversary of the issue date, into ten (10) shares of Common Stock but only to the extent such conversion would cause the holder to not beneficially own more than 4.99% of the Company’s Common Stock.

Rank

With respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of Common Stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series D Preferred Stock).

Splits

The number of shares of Common Stock issuable upon the conversion the Series D Preferred Stock shall not be adjusted to reflect any forward to reverse stock splits by the Company of its outstanding shares of Common Stock.

Voting Rights

Generally, vote with the Common Stock as a single class and each share of Series D Preferred Stock shall have the voting equivalency of ten (10) shares of Common Stock.

Registration Rights

Piggyback registration rights for a self or underwritten offering pursuant to a registration statement (other than a registration effected solely to implement an employee benefit plan or a transaction to which Rule 145 of the Securities Act is applicable, or a Registration Statement on Form S-4, S-8 or any successor form thereto or another form not available for registering the Registrable Securities for sale to the public), whether the Company’s own account or for the account of one or more stockholders of the Company, subject to pro rata reductions and customary market cutbacks.

Holders of Our Common Stock

As of September 29, 2015, we had 54 record holders of our Common Stock.

Stock Transfer Agent

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

Convertible Securities

Other than our Series A, C and D Preferred Stock, there are no outstanding securities convertible into shares of our Common Stock or rights convertible or exchangeable into shares of our Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the end of the fiscal year ended May 31, 2015.

Recent Sales of Unregistered Securities

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

On June 4, 2015, the Company entered into a Restricted Stock Purchase Agreement (“Purchase Agreement”) with Joel Falitz in connection with Mr. Falitz’s Management Services Agreement. Pursuant to the Purchase Agreement, the Company issued 100,000 shares of Series D Preferred Stock to Mr. Falitz for a purchase price of $0.001 per share, which is equal to the Stated Value of the shares, and paid by Mr. Falitz by past services rendered to the Company.

On June 4, 2015, the Company entered into a Restricted Stock Purchase Agreement with four (4) persons, each serving as an independent contractor to the Company, pursuant to which the Company issued each independent contractor 100,000 shares of Series D Preferred Stock (as defined below) for a purchase price of $0.001 per share and paid by such persons by past services rendered to the Company.

On June 11, 2015, the Company entered into a Restricted Purchase Agreement with three (3) persons, each serving as an independent contractor to the Company, pursuant to which the Company issued an aggregate of 110,000 shares of Series D Preferred Stock (as defined below) for a purchase price of $0.001 per share and paid by such persons by past services rendered to the Company.

The Company issued the foregoing shares of Series D Preferred Stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities, the shares were issued to a small finite group of persons and no solicitation or advertisement was made in connection therewith.

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

Results of Operations

The following table presents Ecosciences’ results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	For the Twelve Months Ended May 31, 2015		For the Five Months Ended May 31, 2014
	$	% of Revenue	$	% of Revenue

Revenue:	$27,599	%	4,238	-
Cost of sales:	(10,017)	36.29%	(1,62)	38.30%
Gross profit	17,582	63.70	2,615	61.70

Operating expenses:
Advertising and Promotion	5,030	18.23%	3,595	84.83%
General and administrative	7018	25.43%	2,438	57.53%
Professional fees	150,421	545.02%	37,498	884.80%
Transfer agent and filing fees	29,429	106.63%	16,706	394.20%
Total Expenses	191,898	695.30%	60,237	1,421.35%

Net loss before other expenses:	(174,316)	631.60%	(57,622)	1,359.65%

Other expenses:

Interest expense	16,095	58.32%	994	23.45%
Net loss	$(190,411)	689.92%	(58,616)	1,381.11%

(1) Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	For the Twelve Months Ended May 31, 2015	For the Five Months Ended May 31, 2014	% Change

Revenue	$27,599	$4,238	551.22%

Our Revenue decreased increased 551.22% for the fiscal year ended May 31, 2015 as compared to the five months ended May 31, 2014. The increase is attributable the continued growth of our customer base as well as major sales having been excluded in the shorter 2014 period.

Costs and Expenses

Cost of Sales

	For the Twelve Months Ended May 31, 2015	For the Five Months Ended May 31, 2014	% Change

Cost of Sales	$10,017	$1,623	517.19%

Our Costs of Sales increased 517.19% for the fiscal year ended May 31, 2015 as compared to the five months ended May 31, 2015. The increase is attributable to higher gross sales as well as a higher proportion of lower-margin sales.

Operating Expenses

	For the Twelve Months Ended May 31, 2015	For the Five Months Ended May 31, 2014	% Change

Operating Expenses	$191,898	$60,237	218.57%

Our Operating Expenses increased 218.57% for the fiscal year ended May 31, 2015 as compared to the five months ended May 31, 2014. The increase is attributable to a 271.11% increase in Professional Fees consisting of legal, accounting, audit, and consulting fees related to operating a public company. Prior to the reverse merger on May 9, 2014 between the Company (then known as On-Air Impact, Inc.) and Eco-Logical Concepts, Inc., the Company had no operations.

Interest Expense

	For the Twelve Months Ended May 31, 2015	For the Five Months Ended May 31, 2014	% Change

Interest Expense	$16,095	$994	1,519.21%

Our Interest Expense increased 1,519.21% for the fiscal year ended May 31, 2015 as compared to the five months ended May 31, 2014. The increase is attributable to a 61.15% increase in notes in 2015 as well as accruing the expense through a shorter period in 2014.

Financial Condition, Liquidity and Capital Resources

At May 31, 2015, we had $381 in cash on hand and an accumulated deficit of $444,940; and had $27,599 in revenues for the twelve month period May 15, 2015. In their report for the fiscal year ended May 31, 2015, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

To date, we have financed our operations primarily through the sale of Convertible Promissory Notes to Joel Falitz and other non-affiliated third parties and the issuance and sale of equity securities for cash consideration. As of May 31, 2015, we have financed our operations by the following:

●	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At May 31, 2015, the outstanding principal and accrued interest of each Note was 2,688.

●	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the Note, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. On December 27, 2012, the Company repaid $4,005 towards the principal balance and $995 towards accrued interest. On April 19, 2013, the Company repaid $4,818 towards the principal balance and $182 towards accrued interest. At May 31, 2015, the outstanding principal and accrued interest of the Note was $1,177.

●	On December 28, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $6,000, of which $5,000 is due to the President of the Company. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.0001 per share. On October 27, 2012, the Company issued 50,000,000 shares of common stock to the President of the Company upon the conversion of the principal amount of $5,000. At May 31, 2015, the outstanding principal and accrued interest of the outstanding Note was 1,343.

●	On April 12, 2013, the Company entered into a Promissory Note for the principal amount of $20,000 with an unaffiliated third party, as the lender. The Note bears interest at the rate of 10% per annum and interest shall be paid semi-annually on the 1st day of each calendar quarter commencing on November 1, 2013. All principal and unpaid and accrued interest is due sixty (60) days after demand. The Note may be prepaid without penalty. At May 31, 2015, the outstanding principal and accrued interest of the outstanding Note was $24,269.

●	On May 8, 2014, Eco-Logical sold a one-year promissory note to Maverick, LLC (“Maverick”) for the principal amount of $25,000 and bearing interest at rate of 8% per annum. Pursuant to the terms of the promissory note, simultaneously with the sale of all or substantially all of the assets of Eco-Logical, upon the merger or combination of Eco-Logical with another entity (other than for changing domicile), or change of control of Eco-Logical, the outstanding principal and accrued interest thereon under the promissory note automatically converted, without any action being taken by Eco-Logical or Maverick, into a number of shares of common stock and/or preferred stock of Eco-Logical which would enable Maverick to have voting and dispositive control of Eco-Logical. On May 9, 2014, the promissory note issued to Maverick was converted into 5,000,000 shares of Eco-Logical’s common stock and 200,000 shares of Eco-Logical’s Series A Preferred Stock. Pursuant to Eco-Logical’s Series A Certificate of Designation filed with the Secretary of State of the State of Delaware, the outstanding shares of Series A Non-Convertible Preferred Stock voted together with the shares of Common Stock and other voting securities of Eco-Logical as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Non-Convertible Preferred Stock is outstanding, represented eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of Eco-Logical or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock. Upon the consummation of the Merger, Maverick’s 5,000,000 shares of Eco-Logical common stock and 200,000 shares of Eco-Logical Series A Non-Convertible Preferred Stock converted into 50,000 shares of our Common Stock and 200,000 shares of our Series B Non-Convertible Preferred Stock, respectively. The voting rights of shares of our Series B Non-Convertible Preferred Stock are identical to the voting rights Eco-Logical’s Series A Non-Convertible Preferred Stock. Therefore, as a result of the Merger, Maverick has voting control over the Company. As a result of the 500-for-1 Forward Stock Split of the Company’s outstanding Common Stock on June 23, 2014, the 50,000 shares of Common Stock held by Maverick resulted in Maverick owning 25,000,000 shares of the Company’s Common Stock.

●	On May 9, 2014, the Company entered into that certain Master Loan Agreement, dated May 9, 2014 (the “Loan Agreement”), with Baccarat Holdings, Inc., an unaffiliated third party lender (“Baccarat” or the “Lender”). Subject to the terms and conditions set forth in the Loan Agreement, Baccarat agreed, from time to time to purchase from the Company, and the Company agreed to sell and issue to Baccarat, one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed the $500,000 and that no Event of Default has occurred and has remained uncured. Amounts borrowed under the Loan Agreement shall be evidenced by an unsecured, non-recourse Promissory Note, bear interest at a rate of 8% per annum, mature on the first anniversary date thereof, and may be prepaid by the Company before the maturity date thereof. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement shall automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and Baccarat and (ii) written termination notice is delivered by the Company or Baccarat to the other party. There can be no assurances that any additional funds will be available to us under the Loan Agreement since it provides that the Lender may terminate this Agreement at any time.

As of May 31, 2015, the Company had sold the following promissory notes to Bacarat pursuant to the Loan Agreement. The Company is currently renegotiating with Bacarat to extend the maturity date of the Notes:

Issue Date:	Maturity Date:	Interest Rate:	Principal:

5/9/2014	5/9/2015	8%	$50,000
5/19/2014	5/19/2015	8%	45,000
6/6/2014	6/6/2015	8%	30,000
8/11/2014	8/11/2015	8%	25,000
8/18/2014	8/18/2015	8%	10,000
8/25/2014	8/25/2015	8%	10,000
TOTAL:			$170,000

●

On August 26, 2014, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $2,500, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and form time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At May 31, 2015, the outstanding principal and accrued interest of the outstanding Note was $2,652. The Company intends to renegotiate with the lender to extend the maturity date of the Note.

Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. As of May 31, 2015, we had a working capital deficit of $411,098, an accumulated deficit of $444,940 and a stockholders’ deficit of $411,098. We have incurred net losses of $190,411 and $58,616 for the fiscal year ended May 31, 2015 and five months ended May 31, 2014, respectively.

At May 31, 2015, the Company was indebted to the President of the Company and a company controlled by the President of the Company for approximately $10,079 for expenses paid by him on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

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

	For the Twelve Months Ended May 31, 2015	For the Five Months Ended May 31, 2014

Cash, beginning of period	$19,238	$4,205
Net cash provided by (used in) operating activities	(70,357)	(58,727)
Net cash provided by investing activities	0	34
Net cash provided by financing activities	51,500	73,726
Cash, end of period	$381	$19,238

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

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ecosciences, Inc.

We have audited the accompanying consolidated balance sheets of Ecosciences, Inc. (the “Company”) as of May 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended May 31, 2015 and the five months ended May 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended May 31, 2015 and the five months ended May 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP
East Hanover, New Jersey
September 29, 2015

Ecosciences, Inc.

Consolidated Balance Sheet

	May 31, 2015	May 31, 2014

ASSETS
Current Assets
Cash	$381	$19,238
Accounts receivable - net	3,371	1,298
Inventory	2,772	2,035
Prepaid expenses	1,537	–
Total Assets	$8,061	$22,571

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$141,711	$35,905
Accrued liabilities	22,439	3,844
Due to related party	10,600	10,600
Notes payable	238,232	126,732
Convertible notes payable	6,177	6,177
Total Liabilities	419,159	183,258

Stockholders’ Deficit
Preferred Stock 50,000,000 shares authorized, $0.0001 par value;
Series A Redeemable and Convertible Preferred Stock 1,468,630 shares issued and outstanding (2014 – 1,768,630 shares)	147	177
Series B Preferred Stock 200,000 shares issued and outstanding	20	20
Series C Redeemable and Convertible Preferred Stock 4,700,000 shares issued and outstanding (2014 – 0 shares)	470	–
Common Stock 500,000,000 shares authorized, $0.0001 par value;101,751,500 shares issued and outstanding(2014 - 336,751,500 shares)	10,175	33,675
Additional Paid-in Capital	23,030	–
Deficit	(444,940)	(194,559)
Total Stockholders’ Deficit	(411,098)	(160,687)
Total Liabilities and Stockholders’ Deficit	$8,061	$22,571

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

Consolidated Statements of Operations

	Year Ended	Five Months Ended
	May 31, 2015	May 31, 2014

Revenue	$27,599	$4,238
Cost of sales	(10,017)	(1,623)
Gross Profit	17,582	2,615

Expenses
Selling, general and administrative	191,898	60,237
Total Expenses	191,898	60,237
Net Loss Before Other Expenses	(174,316)	(57,622)
Other Expenses
Interest expense	(16,095)	(994)
Net Loss	$(190,411)	$(58,616)

Net Loss Per Share – Basic and Diluted	$–	$–
Weighted-average Common Shares Outstanding - Basic and Diluted	310,354,240	262,640,323

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

			Series A		Series B		Series C		Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2013	250,001,500	$25,000	–	$–	–	$–	–	$–	$25	$(68,276)	$(43,251)

Issuance of common stock for conversion of debt	25,000,000	2,500	–	–	200,000	20	–	–	22,480	–	25,000

Issuance of common stock for acquisition of Eco-logical Concepts, Inc.	61,750,000	6,175	2,000,000	200	–	–	–	–	–	(43,921)	(37,546)

Redemption of Series A preferred stock	–	–	(231,370)	(23)	–	–	–	–	(22,505)	(23,746)	(46,274)

Net loss	–	–	–	–	–	–	–	–	–	(58,616)	(58,616)

Balance – May 31, 2014	336,751,500	$33,675	1,768,630	$177	200,000	$20	–	$–	$–	$(194,559)	$(160,687)

Redemption of Series A preferred stock	–	–	(300,000)	(30)	–	–	–	–	–	(59,970)	(60,000)

Share exchange agreement	(235,000,000)	(23,500)	–	–	–	–	4,700,000	470	23,030	–	–

Net loss	–	–	–	–	–	–	–	–	–	(190,411)	(190,411)

Balance – May 31, 2015	101,751,500	$10,175	1,468,630	$147	200,000	$20	4,700,000	$470	$23,030	$(444,940)	$(411,098)

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

Consolidated Statements of Cash Flows

	Year Ended May 31, 2015	Five Months Ended May 31, 2014

Cash Flows from Operating Activities
Net loss	$(190,411)	$(58,616)
Changes in operating assets and liabilities:
Accounts receivable	(2,073)	6,928
Prepaid expenses	(1,537)	2,500
Inventory	(737)	(1,038)
Accounts payable	105,806	(9,685)
Accrued liabilities	18,595	1,184
Net Cash Used in Operating Activities	(70,357)	(58,727)

Cash Flows from Investing Activities
Cash acquired upon acquisition of On-Air Impact, Inc.	–	34
Net Cash Provided by Investing Activities	–	34

Cash Flows from Financing Activities
Proceeds from notes payable	111,500	95,000
Proceeds from convertible notes payable	–	25,000
Redemption of Series A redeemable preferred stock	(60,000)	(46,274)
Net Cash Provided by Financing Activities	51,500	73,726

Change in Cash	(18,857)	15,033
Cash - Beginning of Year	19,238	4,205
Cash - End of Year	$381	$19,238

Non-cash Financing Activities:
Common stock issued pursuant to the conversion of convertible debt	$–	$25,000

Supplemental Disclosures of Cash Flow Information:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

1.	Nature of Operations

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2015, the Company has accumulated losses of $444,940 and a working capital deficit of $411,098. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Eco-logical Concepts, Inc., a company incorporated in the State of Delaware. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is May 31. These consolidated financial statements present the net assets and operations of Eco-logical Concepts, Inc. for the five months ended May 31, 2014, since the net assets and operations of Eco-logical Concepts, Inc. are deemed to be the continuing entity for accounting purposes under the terms of the acquisition described in Note 4. Accordingly, Eco-logical Concepts, Inc. is deemed to have acquired the net assets of Ecosciences, Inc. on May 9, 2014.

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

d)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At May 31, 2015, and 2014, the Company’s accounts receivable are offset by a provision for doubtful accounts of $1,054 and $3,102, respectively.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

e)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At May 31, 2015, and 2014, the Company does not need a reserve for any obsolescence due to the current nature of the inventory items. Inventory consisted of water purification tablets and ingredients required to manufacture water purification tablets.

f)	Shipping and Handling Costs

Shipping and handling costs of $553 and $240 are included in general and administrative expenses for the year ended May 31, 2015, and for the five months ended May 31, 2014, respectively.

g)	Advertising Costs

The Company expenses advertising costs as incurred. Such costs totaled approximately $545 and $3,595 for the year ended May 31, 2015, and for the five months ended May 31, 2014, respectively.

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

Financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, due to related parties, loans payable and convertible notes payable. There were no transfers into or out of “Level 3” during the periods ended May 31, 2015, and 2014. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

k)	Recent Accounting Pronouncements

In May 2014, the FASB issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In July 2015, the FASB delayed the effective date of this guidance by one year. The guidance is now effective for public companies for annual periods beginning after December 15, 2017, as well as interim periods within those annual period using either the full retrospective approach or modified retrospective approach. The Company is currently evaluating the impacts of the new guidance on its financial statements.

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

The assets acquired and liabilities assumed from Ecosciences, Inc. are as follows:

May 9, 2014
Cash	$34
Accounts payable	(29,580)
Note payable	(8,000)
Net liabilities assumed	$(37,546)

5.	Inventory

Inventory consists of the following:

	May 31, 2015	May 31, 2014
Raw Materials	$34	$464
Finished Goods	1,882	866
Packaging Supplies	856	705
Total	$2,772	$2,035

6.	Related Party Transactions

At May 31, 2015, and 2014, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $10,600, for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

7.	Notes Payable

		May 31, 2015		May 31, 2014

Notes payable consist of the following:

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$3,732		$3,732

b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note is due one year following the borrowing date.	8,000		8,000

c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At May 31, 2015, and 2014, the Company owed accrued interest of $4,268 and $2,159, respectively.	20,000		20,000

d)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At May 31, 2015, and 2014, the Company owed accrued interest of $13,164 and $359, respectively.	170,000	*	95,000	*

e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At May 31, 2015, the Company owed accrued interest of $152.	2,500		–

f)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At May 31, 2015, the Company owed accrued interest of $250.	15,000		–

g)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At May 31, 2015, the Company owed accrued interest of $137.	19,000		–

		$238,232		$126,732

*	On May 9, 2014, the Company entered into a Master Loan Agreement (the “Loan Agreement”), whereby the lender agreed, from time to time, to purchase from the Company one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed $500,000 and that no Event of Default has occurred and remains uncured. Amounts borrowed under the Loan Agreement are evidenced by an unsecured, non-recourse Promissory Note, bearing interest at a rate of 8% per annum, maturing on the first anniversary date thereof, and may be prepaid by the Company before the maturity date. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement will automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and the lender and (ii) written termination notice is delivered by the Company or the lender to the other party. Two notes matured in May 2015 and were not repaid. Therefore, under the default terms of the Loan Agreement, all remaining promissory notes immediately become due and payable.

8.	Convertible Notes Payable

a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At May 31, 2015, and 2014, the Company owed accrued interest of $1,376 and $959, respectively. At May 31, 2015, and 2014, the balance owing on the two Notes was $4,000.

b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. No payments of principle or interest have been made during the year ended May 31, 2015. At May 31, 2015, and 2014, the Company owed accrued interest of $249 and $129, respectively. At May 31, 2015, and 2014, the balance owing on the Note was $1,177.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

c)	On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $1,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.001 per share. At May 31, 2015, and 2014, the Company owed accrued interest of $342 and $238, respectively. At May 31, 2015, and 2014, the outstanding balance on the Note was $1,000.

d)	On May 8, 2014, the Company entered into a Convertible Promissory Note agreement for $25,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due on May 8, 2015. On May 9, 2014, the Company issued 5,000,000 shares of common stock and 200,000 shares of Series A preferred stock of Eco-logical upon the conversion of the principal amount of $25,000.

9.	Common Stock

a)	On May 9, 2014, the Company issued 5,000,000 shares of common stock of Eco-logical upon the conversion of $25,000 of convertible notes (Note 8(d)).

b)	On May 9, 2014, the Company completed a Plan of Merger and Reorganization whereby the Company acquired 100% of the issued and outstanding common shares of Eco-logical. As part of the agreement, the Company issued 275,001,500 shares of common stock to the shareholders of Eco-logical (Note 4).

10.	Preferred Stock

a)	On December 10, 2012, the Company designated 4,000,000 shares of preferred stock as Series A convertible preferred stock. The holders of the Series A convertible preferred stock may elect to convert their shares at any time and from time to time in their sole discretion. Each share of Series A preferred stock is redeemable at the option of the Company for $0.20 per share and is convertible into 20 shares of common stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series A Preferred Stock that would result in the stockholder beneficially owning more than 9.9% of the common stock of the Company. The holders of the Series A preferred stock shall vote only on a share for share basis with the Company’s common stock.

b)	On May 9, 2014, the Company issued 200,000 shares of Series B non-convertible preferred stock to a shareholder of Eco-logical pursuant to a Plan of Merger and Reorganization (Note 4). The holder of the Series B non-convertible preferred stock shall vote together with the shares of common stock as a single class and, regardless of the number of shares of Series B non-convertible preferred stock outstanding and as long as at least one of such shares of Series B non-convertible preferred stock is outstanding, shall represent 80% of all votes entitled to vote. Each outstanding share of the Series B non-convertible preferred stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B non-convertible preferred stock.

c)	As part of the merger, the Company entered into a Share Exchange Agreement with a shareholder in which it agreed to exchange 5,000,000 shares of common stock for 2,000,000 shares of Series A convertible preferred stock.

d)	As part of the merger, the Company redeemed 131,370 shares of Series A convertible preferred stock in exchange for $26,274.

e)	On May 20, 2014, the Company redeemed 100,000 shares of Series A convertible preferred stock in exchange for $20,000.

f)	During the year ended May 31, 2015, the Company redeemed 300,000 shares of Series A convertible preferred stock, at management’s discretion, in exchange for $60,000.

g)	Effective June 23, 2014, the Articles of Incorporation were amended to increase the number of authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares.

h)	On April 20, 2015, the Company designated 10,000,000 shares of preferred stock as Series C convertible preferred stock with a stated value of $0.001 per share. The holders of the Series C convertible preferred stock may elect to convert their shares at any time and from time to time in their sole discretion. Each share of Series C convertible preferred stock is redeemable at the option of the Company for $0.10 per share and is convertible into 10 shares of common stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series C preferred stock that would result in the stockholder beneficially owning more than 4.99% of the common stock of the Company. The holders of the Series C convertible preferred stock also have the right to elect to have any portion of the shares be repurchased by the Company at $0.10 per share. The holders of the Series C preferred stock shall be entitled to a number of votes equal to the number of shares of common stock into which the Series C shares held are convertible. Subsequent to the year ended May 31, 2015, the Company amended the terms of the Series C convertible preferred stock (Note 13(a)).

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

i)	On April 20, 2015, the Company entered into a Share Exchange Agreement with the President of the Company in which it agreed to exchange 235,000,000 shares of common stock for 4,700,000 shares of Series C convertible preferred stock.

11.	Concentrations

The Company’s revenues and receivables were concentrated among three customers as of May 31, 2015, and 2014:

Customer	Revenue for the Year Ended May 31, 2015	Receivables as at May 31, 2015
1	40%	72%
2	30%	28%
3	14%	*

Customer	Revenue for the Five Months Ended May 31, 2014	Receivables as at May 31, 2014
1	60%	65%
2	29%	11%
3	11%	11%

* not greater than 10%

12.	Income Taxes

The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense for the year ended May 31, 2015, and for the five months ended May 31, 2014. At May 31, 2015, approximately $295,000 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire commencing in 2032. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

13.	Subsequent Events

a)

On June 4, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Designation for the Company’s Series C convertible preferred stock originally filed with the Secretary of State of Nevada on April 20, 2015. Pursuant to the Amendment, the Company increased the number of shares of common stock issuable upon the conversion of each share of Series C preferred stock from 10 shares to 12 shares but also added the restriction that the holder has to wait until the one year anniversary date of issuance before the holder can elect to convert. Also, the Company removed the right of the holder to elect to have any portion of the shares be repurchased by the Company at $0.10 per share, and amended the voting rights to increase the voting equivalency of each share of Series C preferred stock from 10 shares to 12 shares of common stock.

b)

On June 4, 2015, the Company designated 10,000,000 shares of preferred stock as Series D convertible preferred stock. The holders of the Series D convertible preferred stock may elect to convert their shares at any time and from time to time and after the first year anniversary of the issue date. Each share of Series D convertible preferred stock is convertible into 10 shares of common stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series D convertible preferred stock that would result in the stockholder beneficially owning more than 4.99% of the common stock of the Company. The holders of the Series D convertible preferred stock shall be entitled to a number of votes equal to the number of shares of common stock into which the Series D shares held are convertible.

c)

On June 4, 2015, the Company entered into a Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company has agreed to pay $31,200 per year, accruing in equal monthly increments of $2,600, and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

d)	In June 2015, the Company issued 510,000 shares of Series D convertible preferred stock to consultants for consulting fees.

e)

On September 11, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to amend the provisions of the Company’s Amended and Restated Certificate of Designation for the Company’s Series A convertible preferred stock originally filed with the Secretary of State of Nevada on May 8, 2014. Pursuant to the Amendment, the Company restated the conversion and redemption terms of the Series A convertible preferred stock. For shares of Series A convertible preferred stock issued prior to September 11, 2015, the holders shall have the right to convert the shares from the first anniversary date of issuance. For shares of Series A convertible preferred stock issued on or after September 11, 2015, the holders shall have the right to convert the shares from October 1, 2016. The Company may also redeem all, or any portion of, the outstanding shares of Series A convertible preferred stock for $0.40 per share.

f)	On September 11, 2015, the Company entered into a Stock Purchase Agreement, whereby the Company issued 125,000 shares of Series A preferred stock for proceeds of $25,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2015, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of May 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of May 31, 2015, our internal control over financial reporting was not effective because of the following material weaknesses:

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Subsequent Events:

On September 11, 2015, the Board of Directors and the holder of a majority of the outstanding Series A Convertible Preferred Stock of the Company consented pursuant to a written consent in lieu of a meeting in accordance with the applicable provisions of the Nevada Revised Statutes and the bylaws of the Company, to amend the conversion and redemption features of the Series A Convertible Preferred Stock. On September 11, 2015, the Company filed an Amendment to the Series A Certificate of Designation with the Secretary of Nevada. Pursuant to the Amendment, the Company amended and restated Section 2(a) (Conversion) and Section 3 (Redemption) of the Certificate. A copy of the Amendment is filed as an exhibit to this Form 10-K and is incorporated by reference herein. A description of the Series A Convertible Preferred Stock is contained under the “Description of Securities” in Item 5 of Part II this Annual Report.

On September 19, 2015, the Company consummated a sale under a Stock Purchase Agreement, dated September 11, 2015, with an unaffiliated third party “accredited investor” pursuant to which such investor purchased 125,000 shares of Series A Convertible Preferred Stock from the Company for $0.20 per share (or an aggregate of $25,000). The shares were sold by the Company to the investor pursuant to the exemption from the registration requirements of the Securities Act afforded the Company under Section 4(a)(2) promulgated thereunder due to the fact that it was an isolated transaction not involving a public offering of securities. The shares are deemed to be “restricted securities” under Rule 144 of the Securities Act.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Merger:

Name:	Age:	Position:	Director Since:

Joel Falitz	67	Chief Executive Officer, Chairman,	May 9, 2014
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

Joel Falitz founded Eco-Logical on November 30, 2011 and has been serving as its Chief Executive Officer since inception. Under his leadership, Eco-Logical has developed and introduced its first line of bacterial tablets and powders, including Trap-Eze and Tank-Eze.

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

Compensation Committee

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

●	As previously reported by the Company, on September 12, 2014, Edward Whitehouse, a former officer and director of the Company, filed Form 4 to report the Second Series A Redemption Agreement, June 9, 2014, pursuant to which the Company redeemed an aggregate of 100,000 shares of Series A Preferred Stock from Mr. Whitehouse for $0.20 per share, or an aggregate of $20,000.

●	On September 12, 2014, Dorothy Whitehouse, a former officer and director of the Company and spouse of Edward Whitehouse, filed a Form 4 to report the Company’s First Series A Redemption Agreement, dated May 20, 2014, and Second Series A Redemption Agreement, dated June 9, 2014, with Edward Whitehouse. Under the Exchange Act, a person is generally regarded as beneficially owning securities held in the name of immediate family members sharing the same household. As a result, if a Section 16 insider’s spouse or household family member buys or sell company stock, the Section 16 insider is considered to have an interest in those shares and the purchase must be reported under Section 16(a).

●	Edward and Dorothy Whitehouse both resigned as officers of the Company on May 9, 2014 and as members of the Board of the Directors of the Company on June 23, 2014, and are no long obligated to file Section 16 reports pertaining to the changes in their beneficial ownership of the Company.

●	On April 20, 2015, the Company entered into a Share Exchange Agreement with Joel Falitz, the Chief Executive Officer, President, Treasurer, Secretary and Chairman of the Company, pursuant to which the Company exchanged Series C Preferred Stock for Common Stock held by Mr. Falitz on a 1-for-50 basis. Pursuant to the Share Exchange Agreement, the Company issued to Mr. Falitz an aggregate of 4.7 million (4,700,000) shares of Series C Preferred Stock in exchange for 235 million (235,000,000) of Common Stock held by Mr. Falitz. Mr. Falitz reported this change in beneficial ownership on a Form 4 filed with the SEC on September 21, 2015.

●	On May 8, 2014, Eco-Logical sold a one-year promissory note to Maverick, LLC (“Maverick”) for the principal amount of $25,000 and bearing interest at rate of 8% per annum. Pursuant to the terms of the promissory note, simultaneously with the sale of all or substantially all of the assets of Eco-Logical, upon the merger or combination of Eco-Logical with another entity (other than for changing domicile), or change of control of Eco-Logical, the outstanding principal and accrued interest thereon under the promissory note automatically converted, without any action being taken by Eco-Logical or Maverick, into a number of shares of common stock and/or preferred stock of Eco-Logical which would enable Maverick to have voting and dispositive control of Eco-Logical. On May 9, 2014, the promissory note issued to Maverick was converted into 5,000,000 shares of Eco-Logical’s common stock and 200,000 shares of Eco-Logical’s Series A Preferred Stock. Pursuant to Eco-Logical’s Series A Certificate of Designation filed with the Secretary of State of the State of Delaware, the outstanding shares of Series A Non-Convertible Preferred Stock voted together with the shares of Common Stock and other voting securities of Eco-Logical as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Non-Convertible Preferred Stock is outstanding, represented eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of Eco-Logical or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock. Upon the consummation of the Merger, Maverick’s 5,000,000 shares of Eco-Logical common stock and 200,000 shares of Eco-Logical Series A Non-Convertible Preferred Stock converted into 50,000 shares of our Common Stock and 200,000 shares of our Series B Non-Convertible Preferred Stock, respectively. The voting rights of shares of our Series B Non-Convertible Preferred Stock are identical to the voting rights Eco-Logical’s Series A Non-Convertible Preferred Stock. Therefore, as a result of the Merger, Maverick has voting control over the Company. As a result of the 500-for-1 Forward Stock Split of the Company’s outstanding Common Stock on June 23, 2014, the 50,000 shares of Common Stock held by Maverick resulted in Maverick owning 25,000,000 shares of the Company’s Common Stock.

Other than the foregoing, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended May 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended May 31, 2015; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended May 31, 2015; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended May 31, 2015.

Name & Principal Position	Fiscal Year ended May 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Falitz —Chief Executive Officer, President, Secretary and Treasure r (1)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

(1)	Joel Falitz was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on May 9, 2014. Includes amounts from Eco-Logical Concepts, Inc., a wholly-owned subsidiary of the Company.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of May 31, 2015. The Company does not currently have an equity incentive plan but intends to adopt one in the future.

Employment Agreements

On June 4, 2015, the Company entered into a Management Services Agreement with Joel Falitz. In consideration for Mr. Falitz serving as the Company’s Chief Executive Officer, President, Secretary and Treasurer, the Company has agreed to pay Mr. Falitz $31,200 a year, accruing in equal monthly increments of $2,600, and to issue to Mr. Falitz an aggregate of one million (1,000,000) shares of the Company’s Series D Preferred Stock, of which 100,000 shares were issued upon the execution the Management Services Agreement and the Purchase Agreement discussed herein, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth below:

1.	Execution of this Agreement	100,000
2.	Complete product line expansion with the development and introduction of “green line” products that complement our existing line for use in commercial kitchens, the food service industry and other industries and produce Green Seal approved Eco-Logical market ready inventory	45,000
3.	Sign Northeast, USA Master Distributor	75,000
4.	Sign Midwest, USA Master Distributor	75,000
5.	Sign West Coast, USA Master Distributor	75,000
6.	Sign Southern, USA Master Distributor	75,000
7.	Sign Retail Distributor - Design and produce a retail package for in-store shelf and clip strip displays and place product in minimum of five (5) retail outlets	60,000
8.	Sign Regional Distributor for expansion into South America	75,000
9.	Sign Regional Distributor for expansion into Europe	75,000
10.	Sign Regional Distributor for expansion into the Middle East	75,000
11.	Sign Regional Distributor for expansion into India	75,000
12.	Sign Regional Distributor for expansion into Asia	75,000
13.	Redesign the product for expansion into the municipal wastewater service industry and sign minimum of two (2) contracts with municipalities within the industry	60,000
14.	Sign contract with Infomercial production company for consumer products and launch the infomercial campaign with the first TV infomercial broadcast	60,000
TOTAL:		1,000,000

The term of Mr. Falitz’s Management Agreement with the Company is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

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

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of September 29, 2015, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Ecosciences, Inc., 420 Jericho Turnpike, Suite 110, Jericho, NY 17753.

	Common Stock
Name and Address of Beneficial Owner	Amount		Percent of Class(1)
Joel Falitz CEO, Pres., Sec, Treas. & Chairman	15,001,500	(2)	14.73%
All Directors and Officers as a group (1 person)	15,001,500		14.73%
Maverick, LLC (3) Henville Building Prince Charles Street Charlestown	25,000,000	(4)	24.57%

(1)	Based on 101,751,500 shares of Common Stock outstanding as of September 29, 2015.
(2)

Excludes shares of Common Stock issuable upon the conversion of (i) 4,700,00 shares of Series C Preferred Stock and (ii) 100,000 shares of Series D Preferred Stock. At the option of the holder, at any time or from time to time from and after the first year anniversary of the issue date, each share of Series C and Series D Preferred Stock may be converted into twelve (12) and ten (10) shares of Common Stock, respectively, but only to the extent such conversion would not cause the holder to beneficially own more than 4.99% of the Company’s Common Stock.

(3)	Ester Barrios is the Managing Member of Maverick, LLC and has voting and dispositive control over these securities.
(4)	Excludes 200,000 shares of Series B Non-Convertible Preferred Stock. The outstanding shares of Series B Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock.

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

●	On May 12, 2014, the Company entered into a Share Exchange Agreement with Edward Whitehouse pursuant to which the Company exchanged 10,000,000 shares of Common Stock held by Mr. Whitehouse for 2,000,000 shares of Series A Convertible Preferred Stock. The Company relied upon Section 3(a)(9) of the Securities Act because the securities were exchanged by the same issuer with its existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

●	On May 12, 2014, the Company entered into the First Series A Preferred Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 131,370 shares of Series A Convertible Preferred Stock for $26,274.

●	On May 20, 2014, the Company entered into the Second Series A Preferred Share Redemption Agreement with Edward Whitehouse pursuant to which the Company redeemed 100,000 shares of Series A Convertible Preferred Stock for $20,000.

●	On April 20, 2015, the Company entered into a Share Exchange Agreement with Joel Falitz, the Chief Executive Officer, President, Treasurer, Secretary and Chairman of the Company, pursuant to which the Company exchanged Series C Preferred Stock for Common Stock held by Mr. Falitz on a 1-for-50 basis. Pursuant to the Share Exchange Agreement, the Company issued to Mr. Falitz an aggregate of 4.7 million (4,700,000) shares of Series C Preferred Stock in exchange for 235 million (235,000,000) of Common Stock held by Mr. Falitz.

●	At May 31, 2015, we were indebted to our President and a company controlled by the President for approximately $10,079 for expenses paid by him on behalf of the Company. The amount was borrowed pursuant to a verbal agreement and is unsecured, non-interest bearing and due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed the Company for the fiscal year ended May 31, 2015 and five months ended May 31, 2014 for professional services rendered by our principal accountant, Friedman, LLP, for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended May 31, 2015:	$50,791

Five Months Ended May 31, 2014:	$19,948

Audit-Related Fees

The aggregate fees billed the Company for the fiscal year ended May 31, 2015 and for the period January 1, 2014 to May 31, 2014 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended May 31, 2015:	$0

Five Months Ended May 31, 2014:	$0

Tax Fees

The aggregate fees billed the Company for the fiscal year ended May 31, 2015 and the Company for the period January 1, 2014 to May 31, 2014 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended May 31, 2015:	$0

Five Months Ended May 31, 2014:	$0

All Other Fees

The aggregate fees billed the Company for the fiscal year ended May 31, 2013 and for the period January 1, 2014 to May 31, 2014 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended May 31, 2015:	$0

Five Months Ended May 31, 2014:	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No:	Description:

2.1(5)	Agreement and Plan of Merger and Reorganization, dated as of May 9, 2014, by and among the On-Air Impact, Inc., Eco-Logical Merger Sub, Inc. and Eco-Logical Concepts, Inc.

3.1(1)	Articles of Incorporation of On-Air Impact, Inc.

3.2(1)	Supplement to the Articles of Incorporation of On-Air Impact, Inc.

3.3(1)	On-Air Impact, Inc. Certificate of Designations for Series A Convertible Preferred Stock, filed December 10, 2012

3.4(2)	Amendment to Articles of Incorporation of On-Air Impact, Inc. re Distribution, filed January 25, 2013 and effective February 14, 2013

3.5(2)	Amendment to Articles of Incorporation of On-Air Impact, Inc. re Reverse Split, filed January 25, 2013 and effective February 14, 2013

3.6(2)	Amendment to Articles of Incorporation of On-Air Impact, Inc. re Forward Split, filed January 25, 2013 and effective February 14, 2013

3.7(5)	Ecosciences, Inc. Amended and Restated Certificate of Designation for Series A Convertible Preferred Stock, filed May 8, 2014

3.8*	Amendment to the Certificate of Designation for the Series A Convertible Preferred Stock, filed September 11, 2015

3.9(5)	Ecosciences, Inc. Certificate of Designation for Series B Non-Convertible Preferred Stock, filed May 8, 2014

3.10(5)	Articles of Incorporation of Eco-Logical Concepts, Inc. filed on November 30, 2011

3.11(5)	Certificate of Amendment to Articles of Incorporation of Eco-Logical Concepts, Inc. filed on December 13, 2012

Exhibit No:	Description:

3.12(5)	Eco-Logical Concepts, Inc. Series A Certificate of Designation filed on May 7, 2014

3.13(5)	Eco-Merger Sub, Inc. Articles of Incorporation filed on May 6, 2014

3.14(5)	Certificate of Merger of Eco-Logical Concepts, Inc. and Eco-Merger Sub, Inc. filed on May 9, 2014

3.15(6)	Certificate of Amendment to Articles of Incorporation of On-Air Impact, Inc. filed June 3, 2014, effective June 23, 2014

3.16(8)	Certificate of Designation of the Series C Convertible Preferred Stock

3.17(9)	Certificate of Amendment to the Series C Convertible Preferred Stock Certificate of Designation

3.18(9)	Series D Convertible Preferred Stock Certificate of Designation

3.19(1)	Bylaws of Ecosciences, Inc. (f/k/a On-Air Impact, Inc.)

3.20(5)	Bylaws of Eco-Logical Concepts, Inc.

10.1(1)	Series A Convertible Preferred Stock Subscription Agreement, dated December 18, 2012, between Virginia K. Sourlis and On-Air Impact, Inc.

10.2(4)	Exchange Agreement, dated February 12, 2013, between On-Air Impact, Inc. and Virginia K. Sourlis

10.3(4)	Non-Convertible Promissory Note, dated February 12, 2013, by On-Air Impact, Inc. F/B/O Virginia K. Sourlis

10.4(5)	Master Loan Agreement, dated May 9, 2014, between On-Air Impact, Inc. and Bacarat Holdings, Inc.

10.5(5)	Share Exchange Agreement, dated May 12, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.6(5)	First Series A Preferred Share Redemption Agreement, dated May 12, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.7(7)	Second Series A Preferred Share Redemption Agreement, dated May 20, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.8(7)	Third Series A Preferred Share Redemption Agreement, dated June 9, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.9(7)	Fourth Series A Preferred Share Redemption Agreement, dated August 12, 2014, between Ecosciences, Inc. and Edward Whitehouse

10.10(7)	Fifth Series A Preferred Share Redemption Agreement, dated August 21, 2014, between Ecosciences, Inc. and Edward Whitehouse

10.11(7)	Sixth Series A Preferred Share Redemption Agreement, dated September 4, 2014, between Ecosciences, Inc. and Edward Whitehouse

10.12(8)	Share Exchange Agreement, dated April 20, 2015, between Ecosciences, Inc. and Joel Falitz

10.19(9)	Restricted Stock Purchase Agreement, dated June 4, 2015, between Ecosciences, Inc. and Joel Falitz

Exhibit No:	Description:

10.20(9)	Management Services Agreement, dated June 4, 2015, between Ecosciences, Inc. and Joel Falitz

10.21(10)	International Master Distributor Agreement, dated August 13, 2015, between Eco-Logical Concepts, Inc., a New York corporation and a wholly owned subsidiary of Ecosciences, Inc., and Eco Logic Limited, a New Zealand corporation

14.1(1)	Code of Ethics

14.2(1)	Code of Business Conduct

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

101.INS(11)	XBRL Instance Document

101.SCH(11)	XBRL Taxonomy Extension Schema Document

101.CAL(11)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(11)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF(11)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE(11)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No: 333-168413) filed with the Securities and Exchange Commission on July 30, 2010 and incorporated by reference herein.

(2)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2012 and incorporated by reference herein.

(3)	Filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended February 28, 2012 filed with the Securities and Exchange Commission on April 15, 2013 and incorporated by reference herein.

(4)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 and incorporated by reference herein.

(5)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2014 and incorporated by reference herein.

(6)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 23, 2014 and incorporated by reference herein.

(7)	Filed as an Exhibit to the Company Transition Report on Form 10-KT for the period January 1, 2014 to May 31, 2014 filed with the Securities and Exchange Commission on September 15, 2014, and incorporated by reference herein.

(8)	Filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended February 28, 2015 filed with the Securities and Exchange Commission on April 29, 2015, and incorporated by reference herein.

(9)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2015, and incorporated by reference herein.

(10)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2015, and incorporated by reference herein.

(11)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

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

Date: September 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOEL FALITZ	President, Chief Executive Officer, Secretary,	September 29, 2015
Joel Falitz	Treasurer and Chairman of the Board of Directors
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

