Form 10-Q
period 2015-08-31
ECOSCIENCES, INC.
filed 2015-11-10
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2015

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of November 9, 2015, there were 101,751,500 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Ecosciences, Inc.

Condensed Consolidated Financial Statements

(Unaudited)

Table of Contents	Index

Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

Ecosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	August 31, 2015	May 31, 2015

ASSETS

Current Assets

Cash	$653	$381
Accounts receivable - net	2,438	3,371
Inventory	2,684	2,772
Prepaid expenses	1,050	1,537

Total Assets	$6,825	$8,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$172,705	$141,711
Accrued liabilities	84,298	22,439
Due to related party	19,400	10,600
Notes payable	245,428	238,232
Convertible notes payable	6,177	6,177

Total Liabilities	528,008	419,159

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized, $0.0001 par value;

Series A Redeemable and Convertible Preferred Stock 1,468,630 shares issued and outstanding	147	147

Series B Preferred Stock 200,000 shares issued and outstanding	20	20

Series C Redeemable and Convertible Preferred Stock 4,700,000 shares issued and outstanding	470	470

Series D Convertible Preferred Stock 610,000 shares issued and outstanding (May 31, 2015 – 0 shares)	61	–

Common Stock 500,000,000 shares authorized, $0.0001 par value; 101,751,500 shares issued and outstanding	10,175	10,175

Additional Paid-in Capital	83,969	23,030

Deficit	(616,025)	(444,940)

Total Stockholders’ Deficit	(521,183)	(411,098)

Total Liabilities and Stockholders’ Deficit	$6,825	$8,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31, 2015	Three Months Ended August 31, 2014

Revenue	$3,354	$3,225
Cost of sales	(2,421)	(1,595)

Gross Profit	933	1,630

Expenses
General and administrative	69,390	11,106
Professional fees	97,500	25,280

Total Expenses	166,890	36,386

Net Loss Before Other Expenses	(165,957)	(34,756)

Other Expenses

Interest expense	(5,128)	(3,428)

Net Loss	$(171,085)	$(38,184)

Net Loss Per Share	$–	$–
Weighted-average Common Shares Outstanding - Basic and Diluted	101,751,500	336,751,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended August 31, 2015	Three Months Ended August 31, 2014

Cash Flows from Operating Activities

Net loss	$(171,085)	$(38,184)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	61,000	–

Changes in operating assets and liabilities:
Accounts receivable	933	(3,004)
Inventory	88	(402)
Prepaid expenses	487	–
Accounts payable	30,994	4,379
Accrued liabilities	61,859	3,429
Due to related party	8,500	–

Net Cash Used in Operating Activities	(7,224)	(33,782)

Cash Flows from Financing Activities

Advances from related party	300	300
Proceeds from notes payable	7,196	77,500
Redemption of Series A redeemable preferred stock	–	(50,000)

Net Cash Provided by Financing Activities	7,496	27,800

Change in Cash	272	(5,982)

Cash - Beginning of Period	381	19,238

Cash - End of Period	$653	$13,256

Supplemental Disclosures of Cash Flow Information:

Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations

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

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

2.	Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of August 31, 2015, the Company has accumulated losses of $616,025 and a working capital deficit of $521,183. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Inventory

Inventory consists of the following:

	August 31, 2015	May 31, 2015

Raw Materials	$178	$34
Finished Goods	1,503	1,882
Packaging Supplies	1,003	856

Total	$2,684	$2,772

4.	Related Party Transactions

a)	During the three months ended August 31, 2015, the Company incurred management services fees of $17,800 (2014 - $nil) to the President of the Company, of which $10,000 was for issuing 100,000 shares of the Company’s Series D convertible preferred stock at $0.10 per share upon execution of the Management Services Agreement referred to in Note 8 (a).

b)	At August 31, 2015 and May 31, 2015, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $19,400 and $10,600, respectively. The amount is unsecured, non-interest bearing and due on demand.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.	Notes Payable

Notes payable consist of the following:		August 31, 2015		May 31, 2015

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$6,928		$3,732

b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note is due one year following the borrowing date.	8,000		8,000

c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At August 31, 2015, and May 31, 2015, the Company owed accrued interest of $4,773 and $4,268, respectively.	20,000		20,000

d)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At August 31, 2015, and May 31, 2015, the Company owed accrued interest of $16,831 and $13,164, respectively.	170,000	*	170,000	*

e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At August 31, 2015, and May 31, 2015, the Company owed accrued interest of $203 and $152, respectively.	2,500		2,500

f)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At August 31, 2015, and May 31, 2015, the Company owed accrued interest of $552 and $250, respectively.	15,000		15,000

g)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At August 31, 2015, and May 31, 2015, the Company owed accrued interest of $585 and $137, respectively.	23,000		19,000

		$245,428		$238,232

*	On May 9, 2014, the Company entered into a Master Loan Agreement (the “Loan Agreement”), whereby the lender agreed, from time to time, to purchase from the Company one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed $500,000 and that no Event of Default has occurred and remains uncured. Amounts borrowed under the Loan Agreement are evidenced by an unsecured, non-recourse Promissory Note, bearing interest at a rate of 8% per annum, maturing on the first anniversary date thereof, and may be prepaid by the Company before the maturity date. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement will automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and the lender and (ii) written termination notice is delivered by the Company or the lender to the other party. Two notes matured in May 2015 and were not repaid. Therefore, under the default terms of the Loan Agreement, all remaining promissory notes immediately become due and payable.

6.	Convertible Notes Payable

a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At August 31, 2015, and May 31, 2015, the Company owed accrued interest of $1,477 and $1,376, respectively. At August 31, 2015, and May 31, 2015, the balance owing on the two Notes was $4,000.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

6.	Convertible Notes Payable (continued)

b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. No payment of principal or interest have been made during the three months ended August 31, 2015. At August 31, 2015, and May 31, 2015, the Company owed accrued interest of $278 and $249, respectively. At August 31, 2015, and May 31, 2015, the balance owing on the Note was $1,177.

c)	On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $1,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.001 per share. At August 31, 2015, and May 31, 2015, the Company owed accrued interest of $368 and $342, respectively. At August 31, 2015, and May 31, 2015, the balance owing on the Note was $1,000.

7.	Preferred Stock

a)	On June 4, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Designation for the Company’s Series C convertible preferred stock originally filed with the Secretary of State of Nevada on April 20, 2015. Pursuant to the Amendment, the Company increased the number of shares of common stock issuable upon the conversion of each share of Series C preferred stock from 10 shares to 12 shares but also added the restriction that the holder has to wait until the one year anniversary date of issuance before the holder can elect to convert. Also, the Company removed the right of the holder to elect to have any portion of the shares be repurchased by the Company at $0.10 per share, and amended the voting rights to increase the voting equivalency of each share of Series C preferred stock from 10 shares to 12 shares of common stock.

b)	On June 4, 2015, the Company designated 10,000,000 shares of preferred stock as Series D convertible preferred stock. The holders of the Series D convertible preferred stock may elect to convert their shares at any time and from time to time and after the first year anniversary of the issue date. Each share of Series D convertible preferred stock is convertible into 10 shares of common stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series D convertible preferred stock that would result in the stockholder beneficially owning more than 4.99% of the common stock of the Company. The holders of the Series D convertible preferred stock shall be entitled to a number of votes equal to the number of shares of common stock into which the Series D shares held are convertible.

c)	On June 4, 2015, upon execution of the Management Services Agreement referred to in Note 8 (a), the Company issued 100,000 shares of the Series D convertible preferred stock to the President of the Company at $0.10 per share in exchange for management services.

d)	On June 4, 2015, upon execution of the Services Agreements referred to in Note 8 (b), the Company issued 400,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

e)	On June 11, 2015, upon execution of the Services Agreements referred to in Notes 8 (d) and (e), the Company issued 110,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

8.	Commitments

a)	On June 4, 2015, the Company entered into a Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company has agreed to pay $31,200 per year, accruing in equal monthly increments of $2,600, and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

8.	Commitments (continued)

b)	On June 4, 2015, the Company entered into Services Agreements with four unrelated third party persons or companies. In consideration of these services, the Company has agreed to pay an aggregate $96,000 per year, accruing in equal monthly increments of $8,000, and to issue an aggregate 4,000,000 shares of the Company’s Series D convertible preferred stock, of which 400,000 shares were issued upon the execution of the Services Agreements, and the remaining 3,600,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreement, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

c)	On June 9, 2015, the Company entered into a Consultancy Agreement with a company for investor relations services. The Company has agreed to pay $5,000 per month and the term of the Consultancy Agreement is for six months, commencing June 11, 2015. An extension of the term will be subject to a mutually written agreement between the parties.

d)	On June 11, 2015, the Company entered into a Services Agreement with an unrelated third party company. In consideration of these services, the Company has agreed to pay $60,000 per year, accruing in equal monthly increments of $5,000, and to issue 500,000 shares of the Company’s Series D convertible preferred stock, of which 50,000 shares were issued upon the execution of the Services Agreement, and the remaining 450,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

e)	On June 11, 2015, the Company entered into Services Agreements with two unrelated third party persons or companies. In consideration of these services, the Company has agreed to issue an aggregate 600,000 shares of the Company’s Series D convertible preferred stock, of which 60,000 shares were issued upon the execution of the Services Agreements, and the remaining 540,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreement, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

9.	Concentrations

The Company’s revenues and receivables were concentrated among four customers as of August 31, 2015, and May 31, 2015:

August 31, 2015:

Customer	Revenue for the Three Months Ended August 31, 2015	Receivables as at August 31, 2015

1	37%	82%
2	23%	*
3**	16%	*
4	11%	*

May 31, 2015:

Customer	Revenue for the Year Ended May 31, 2015	Receivables as at May 31, 2015

1	40%	72%
2	30%	28%
3	14%	*

* not greater than 10%

** related party

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

10.	Subsequent Events

a)	On September 11, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to amend the provisions of the Company’s Amended and Restated Certificate of Designation for the Company’s Series A convertible preferred stock originally filed with the Secretary of State of Nevada on May 8, 2014. Pursuant to the Amendment, the Company restated the conversion and redemption terms of the Series A convertible preferred stock. For shares of Series A convertible preferred stock issued prior to September 11, 2015, the holders shall have the right to convert the shares from the first anniversary date of issuance. For shares of Series A convertible preferred stock issued on or after September 11, 2015, the holders shall have the right to convert the shares from October 1, 2016. The Company may also redeem all, or any portion of, the outstanding shares of Series A convertible preferred stock for $0.40 per share.

b)	On September 11, 2015, the Company entered into a Stock Purchase Agreement, whereby the Company issued 125,000 shares of Series A preferred stock for proceeds of $25,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” and elsewhere in this report.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Report.

Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “Ecosciences” in this section collectively refer to Ecosciences, Inc. and its wholly-owned subsidiary, Eco-Logical Concepts, Inc., a Delaware corporation.

Corporate History

We were formerly known as On-Air Impact, Inc., a Nevada corporation (“On-Air Impact”). From the date of our inception on May 26, 2010 until the consummation of the reverse merger described below on May 9, 2014, On-Air Impact had been a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

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

The following discussion highlights Eco-Logical’s results of operations and the principal factors that have affected our consolidated financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations presented herein. The following discussion and analysis is based on Eco-Logical’s unaudited financial statements contained in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

Results of Operations

Three Months Ended August 31, 2015 Compared to the Three Months Ended August 31, 2014

The following table presents Eco-Logical’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Three-Month Period Ended August 31,
	2015*		2014*
	$	% of Revenue	$	% of Revenue

Revenue:	$3,354	%	$3,225	%
Cost of sales:	(2,421)	(72.18)%	(1,595)	(49.46)%
Gross profit	933	27.82%	1,630	50.54%

Operating expenses:
General and administrative	69,390	2,068.00%	11,106	344.37%
Professional fees	97,500	2,907.00%	25,280	783.88%
Total Expenses	166,890	4,975.85%	36,386	1,128.25%

Net loss before other expenses:	(165,957)	(4,948.03)%	(34,756)	1,077.70%

Other expenses:

Interest expense	(5,128)	(152.89)%	(3,428)	(106.29)%
Net (loss) income	(171,085)	(5,100.92)%	(38,184)	(1,100.84)%

*Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Three-Month Period Ended August 31,
	2015	2014	% Change

Revenue	$3,354	$3,225	4.00%

Our Revenue increased 4.00% for the three months ended August 31, 2015 as compared to the three months ended August 31, 2014. The increase is attributed to repeat sales and new accounts.

Costs and Expenses

Cost of Sales

	Three-Month Period Ended August 31,
	2015	2014	% Change

Costs of Sales	$2,421	$1,595	51.79%

Our Costs of Sales increased 51.79% for the three months ended August 31, 2015 as compared to the three months ended August 31, 2014. The increase is due to an increase in sales volume through E-commerce which carries additional merchant fees.

Operating Expenses

	Three-Month Period Ended August 31,
	2015	2014	% Change

Operating Expenses	$166,890	$36,386	358.66%

Our Operating Expenses increased 358.66% for three months ended August 31, 2015 as compared to the three months ended August 31, 2014. The increase is attributable to an increase in Management and Professional Fees consisting of legal, accounting and consulting fees as well as administrative costs.

Interest Expense

	Three-Month Period Ended August 31,
	2015	2014	% Change

Interest Expense	$5,128	$3,428	49.59%

Our Interest Expense increased 49.59% for the three months ended August 31, 2015 as compared to the three months ended August 31, 2014. The increase is attributable to the sale of additional promissory notes to finance operations.

Financial Condition, Liquidity and Capital Resources

At August 31, 2015, we had $653 in cash on hand and an accumulated deficit of $616,025; and had $3,354 in revenues for the three month period ended August 31, 2015. In their report for the fiscal year ended May 31, 2015, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

To date, we have financed our operations primarily through the sale of Convertible Promissory Notes to Joel Falitz and other non-affiliated third parties and the issuance and sale of equity securities for cash consideration. As of May 31, 2015, we have financed our operations by the following:

●	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of Common Stock at a conversion price equal to $0.01 per share. At August 31, 2015, the outstanding principal and accrued interest of each Note was $2,738, for a total of $5,476.

●	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the Note, the Note is convertible into shares of Common Stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to Common Stock of the Company, the holder must purchase 3,000,000 shares of Common Stock at $0.01 per share. On December 27, 2012, the Company repaid $4,005 towards the principal balance and $995 towards accrued interest. On April 19, 2013, the Company repaid $4,818 towards the principal balance and $182 towards accrued interest. At August 31, 2015, the outstanding principal and accrued interest of the Note was $1,455.

●	On December 28, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $6,000, of which $5,000 is due to the President of the Company. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of Common Stock at a conversion price equal to $0.0001 per share. On October 27, 2012, the Company issued 50,000,000 shares of Common Stock to the President of the Company upon the conversion of the principal amount of $5,000. At August 31, 2015, the outstanding principal and accrued interest of the outstanding Note was $1,368.

●	On April 12, 2013, the Company entered into a Promissory Note for the principal amount of $20,000 with an unaffiliated third party, as the lender. The Note bears interest at the rate of 10% per annum and interest shall be paid semi-annually on the 1st day of each calendar quarter commencing on November 1, 2013. All principal and unpaid and accrued interest is due sixty (60) days after demand. The Note may be prepaid without penalty. At August 31, 2015, the outstanding principal and accrued interest of the outstanding Note was $24,773.

●	On May 8, 2014, Eco-Logical sold a one-year promissory note to Maverick, LLC (“Maverick”) for the principal amount of $25,000 and bearing interest at rate of 8% per annum. Pursuant to the terms of the promissory note, simultaneously with the sale of all or substantially all of the assets of Eco-Logical, upon the merger or combination of Eco-Logical with another entity (other than for changing domicile), or change of control of Eco-Logical, the outstanding principal and accrued interest thereon under the promissory note automatically converted, without any action being taken by Eco-Logical or Maverick, into a number of shares of Common Stock and/or preferred stock of Eco-Logical which would enable Maverick to have voting and dispositive control of Eco-Logical. On May 9, 2014, the promissory note issued to Maverick was converted into 5,000,000 shares of Eco-Logical’s Common Stock and 200,000 shares of Eco-Logical’s Series A Preferred Stock. Pursuant to Eco-Logical’s Series A Certificate of Designation filed with the Secretary of State of the State of Delaware, the outstanding shares of Series A Non-Convertible Preferred Stock voted together with the shares of Common Stock and other voting securities of Eco-Logical as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Non-Convertible Preferred Stock is outstanding, represented eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of Eco-Logical or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock. Upon the consummation of the Merger, Maverick’s 5,000,000 shares of Eco-Logical Common Stock and 200,000 shares of Eco-Logical Series A Non-Convertible Preferred Stock converted into 50,000 shares of our Common Stock and 200,000 shares of our Series B Non-Convertible Preferred Stock, respectively. The voting rights of shares of our Series B Non-Convertible Preferred Stock are identical to the voting rights Eco-Logical’s Series A Non-Convertible Preferred Stock. Therefore, as a result of the Merger, Maverick has voting control over the Company. As a result of the 500-for-1 Forward Stock Split of the Company’s outstanding Common Stock on June 23, 2014, the 50,000 shares of Common Stock held by Maverick resulted in Maverick owning 25,000,000 shares of the Company’s Common Stock.

●	On May 9, 2014, the Company entered into that certain Master Loan Agreement, dated May 9, 2014 (the “Loan Agreement”), with Baccarat Holdings, Inc., an unaffiliated third party lender (“Baccarat” or the “Lender”). Subject to the terms and conditions set forth in the Loan Agreement, Baccarat agreed, from time to time to purchase from the Company, and the Company agreed to sell and issue to Baccarat, one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed the $500,000 and that no Event of Default has occurred and has remained uncured. Amounts borrowed under the Loan Agreement shall be evidenced by an unsecured, non-recourse Promissory Note, bear interest at a rate of 8% per annum, mature on the first anniversary date thereof, and may be prepaid by the Company before the maturity date thereof. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement shall automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and Baccarat and (ii) written termination notice is delivered by the Company or Baccarat to the other party. There can be no assurances that any additional funds will be available to us under the Loan Agreement since it provides that the Lender may terminate this Agreement at any time.

As of August 31, 2015, the Company had sold the following promissory notes to Bacarat pursuant to the Loan Agreement. The Company is currently renegotiating with Bacarat to extend the maturity date of the Notes:

				As of August 31, 2015
Issue Date	Maturity Date	Principal	Interest Rate	Accrued Interest	Total Outstanding
05/09/14	05/09/15	$50,000	8.0%	$5,249	$55,249
05/19/14	05/19/15	$45,000	8.0%	$4,626	$49,626
06/06/14	06/06/15	$30,000	8.0%	$2,965	$32,965
08/11/14	08/11/15	$25,000	8.0%	$2,110	$27,110
08/18/14	08/18/15	$10,000	8.0%	$828	$10,828
08/25/14	08/25/15	$10,000	8.0%	$813	$10,813
		$170,000		$16,592	$186,592

●	On August 26, 2014, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $2,500, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At August 31, 2015, the outstanding principal and accrued interest of the outstanding Note was $2,703. The Company intends to renegotiate with the lender to extend the maturity date of the Note.

●	On March 16, 2015, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At August 31, 2015, the outstanding principal and accrued interest of the outstanding Note was $15,552.

●	On April 28, 2015, the Company sold a three-month promissory note to unaffiliated third party for the principle amount of $19,000, bearing interest at the rate of 8% per annum and maturing on the three-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At August 31, 2015, the outstanding principal and accrued interest of the outstanding Note was $19,521. The Company intends to renegotiate with the Noteholder to extend the maturity date of the Note.

●	On June 18, 2015, the Company sold a six-month promissory note to unaffiliated third party for the principle amount of $4,000, bearing interest at the rate of 8% per annum and maturing on the six-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At August 31, 2015, the outstanding principal and accrued interest of the outstanding Note was $4,065.

Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. As of August 31, 2015, we had a working capital deficit of $521,183, an accumulated deficit of $616,025 and a stockholders’ deficit of $521,183.

At August 31, 2015, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $19,400. The amount is unsecured, non-interest bearing and due on demand.

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

	For the Three Months August 31,
	2015	2014
Cash, beginning of period	$381	$19,238

Net cash used in operating activities	(7,224)	(33,782)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	7,496	27,800
Cash, end of period	$653	$13,256

Off-Balance Sheet Operations

The Company does not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based upon that evaluation, our management has concluded that, as of August 31, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 4, 2015, the Company entered into a Restricted Stock Purchase Agreement with four (4) persons, each serving as an independent contractor to the Company, pursuant to which the Company issued each independent contractor 100,000 shares of Series D Preferred Stock for a purchase price of $0.001 per share and paid by such persons by past services rendered to the Company.

On June 11, 2015, the Company entered into a Services Agreement with an unrelated third party company. In consideration of these services, the Company has agreed to pay $60,000 per year, accruing in equal monthly increments of $5,000, and to issue 500,000 shares of the Company’s Series D convertible preferred stock, of which 50,000 shares were issued upon the execution of the Services Agreement and a Restricted Purchase Agreement, dated June 11, 2015. The purchase price of the 500,000 shares was $0.001 per share and paid by such person by past services rendered to the Company. The remaining 450,000 shares which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

On June 11, 2015, the Company entered into Services Agreements with two unrelated third party persons or companies. In consideration of these services, the Company has agreed to issue an aggregate 600,000 shares of the Company’s Series D convertible preferred stock, of which 60,000 shares were issued upon the execution of the Services Agreements and Restricted Purchase Agreements, each dated June 11, 2015. The purchase price of the 60,000 shares was $0.001 per share and paid by such persons by past services rendered to the Company. The remaining 540,000 shares will vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreement, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities, the shares were issued to a small group of persons and no solicitation or advertisement was made in connection therewith.

Item 3. Defaults Upon Senior Securities

N/A

Item 5. Other Information

Series C Preferred Stock Amendment

On June 4, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Designation for the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”) originally filed with the Secretary of State of Nevada on April 20, 2015. Pursuant to the Amendment, the Company increased the number of shares of Common Stock issuable upon the conversion of each share of Series C Preferred Stock from 10 shares to 12 shares but also added the restriction that the holder has to wait until the one year anniversary date of issuance before the holder can elect to convert. Also, the Company removed the right of the holder to elect to have any portion of the shares be repurchased by the Company at $0.10 per share, and amended the voting rights to increase the voting equivalency of each share of Series C Preferred Stock from 10 shares to 12 shares of Common Stock.

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

Liquidation Preference

Except as otherwise provided by the Nevada Revised Statutes and subject to the provisions regarding Rank, or elsewhere in the Certificate of Designation, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the Holders of shares of the Series D Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to the Stated Value.

Liquidation

Subject to the provisions regarding Rank, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the Holders of shares of the Series D Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to the Stated Value per share.

Dividends/Stock Splits

If the Company declares or pays a dividend or distribution on the Common Stock, whether such dividend or distribution is payable in cash, securities or other property, including the purchase or redemption by the Company of shares of Common Stock for cash, securities or property, but excluding any repurchases of Common Stock held by employees or consultants of the Company upon termination of their employment or services pursuant to agreements providing for such repurchase, the Company shall simultaneously declare and pay a dividend on the Series D Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis assuming all outstanding shares of Series D Preferred Stock had been converted as of immediately prior to the record date of the applicable dividend (or if no record date is fixed, the date as of which the record holders of Common Stock entitled to such dividends are to be determined).

The number of shares of Common Stock of the Company issuable pursuant to the conversion of outstanding shares of Series D Preferred Stock shall not be adjusted to reflect any forward to reverse stock splits by the Company of its outstanding shares of Common Stock.

Voting Rights

Each holder of outstanding Shares of Series D Preferred Stock shall be entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration (whether at a meeting of stockholders of the Company, by written action of stockholders in lieu of a meeting or otherwise), except as provided by law or by the provisions Protection Provisions below. In any such vote, each Share of Series D Preferred Stock shall be entitled to a number of votes equal to the number of shares of Common Stock into which the Share is convertible pursuant to the Certificate of Designation herein as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent. Each holder of outstanding Shares of Series D Preferred Stock shall be entitled to notice of all stockholder meetings (or requests for written consent) in accordance with the Company’s bylaws.

To the extent that under the Nevada Revised Statutes the vote of the Holders of the Series D Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the Holders of at least a majority of the shares of the Series D Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series D Preferred Stock (except as otherwise may be required under the Nevada Revised Statutes) shall constitute the approval of such action by the class.

Protection Provisions

So long as any shares of Series D Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by the Nevada Revised Statutes) of the Holders of at least a majority of the then outstanding shares of Series D Preferred Stock:

●	alter or change the rights, preferences or privileges of the Series D Preferred Stock;

●	alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series D Preferred Stock;

●	create any new class or series of capital stock having a preference over the Series D Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company (“Senior Securities”);

●	create any new class or series of capital stock ranking pari passu with the Series D Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company;

●	increase the authorized number of shares of Series D Preferred Stock;

●	issue any additional shares of Senior Securities; or

●	redeem, or declare or pay any cash dividend or distribution on, any junior securities.

If Holders of at least a majority of the then outstanding shares of Series D Preferred Stock agree to allow the Company to alter or change the rights, preferences or privileges of the shares of Series D Preferred Stock pursuant to subsection above, then the Company shall deliver notice of such approved change to the Holders of the Series D Preferred Stock that did not agree to such alteration or change.

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

Management Services Agreement

On June 4, 2015, the Company entered into a Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company has agreed to pay $31,200 per year, accruing in equal monthly increments of $2,600, and to issue an aggregate of 1,000,000 shares of the Company’s Series D Preferred Stock, of which 100,000 shares were issued upon the execution the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

Subsequent Events

Series A Preferred Stock Amendment

On September 11, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to amend the provisions of the Company’s Amended and Restated Certificate of Designation for the Company’s Series A convertible preferred stock (“Series A Preferred Stock”) originally filed with the Secretary of State of Nevada on May 8, 2014. Pursuant to the Amendment, the Company restated the conversion and redemption terms of the Series A Preferred Stock. For shares of Series A Preferred Stock issued prior to September 11, 2015, the holders shall have the right to convert the shares from the first anniversary date of issuance. For shares of Series A Preferred Stock issued on or after September 11, 2015, the holders shall have the right to convert the shares from October 1, 2016. The Company may also redeem all, or a portion thereof, the outstanding shares of Series A Preferred Stock for $0.40 per share.

Stock Purchase Agreement - Series A Preferred Stock

On September 19, 2015, the Company consummated a sale under a Stock Purchase Agreement, dated September 11, 2015, with an unaffiliated third party “accredited investor” pursuant to which such investor purchased 125,000 shares of Series A Convertible Preferred Stock from the Company for $0.20 per share (or an aggregate of $25,000). The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities, the shares were issued to one accredited investor and no solicitation or advertisement was made in connection therewith.

Item 6. Exhibits

Index to Exhibits

Exhibit No:	Description:

3.1(1)	Amendment to the Certificate of Designation for the Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on September 11, 2015

3.2(2)	Certificate of Amendment to the Series C Convertible Preferred Stock Certificate of Designation, filed with the Nevada Secretary of State on June 4, 2015

3.3(2)	Certificate of Designation for the Series D Convertible Preferred Stock, filed with the Nevada Secretary of State on n June 4, 2015

10.1(2)	Restricted Stock Purchase Agreement, dated June 4, 2015, between Ecosciences, Inc. and Joel Falitz

10.2(2)	Management Services Agreement, dated June 4, 2015, between Ecosciences, Inc. and Joel Falitz

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Filed as an Exhibit to the Company Annual Report on Form 10-K for the fiscal year ended May 31, 2015 filed with the Securities and Exchange Commission on September 29, 2015, and incorporated by reference herein.

(2)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2015, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2015	By:	/s/ JOEL FALITZ
	Name:	Joel Falitz
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

