Form 10-Q
period 2015-11-30
ECOSCIENCES, INC.
filed 2016-02-19
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2015

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of February 19, 2016, there were 101,751,500 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Ecosciences, Inc.

Condensed Consolidated Financial Statements

(Unaudited)

Table of Contents	Index

Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

Ecosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	November 30, 2015	May 31, 2015

ASSETS

Current Assets

Cash	$251	$381
Accounts receivable - net	2,597	3,371
Inventory	3,673	2,772
Prepaid expenses	6,417	1,537

Total Assets	$12,938	$8,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$162,079	$141,711
Accrued liabilities	143,708	22,439
Due to related party	27,394	10,600
Notes payable	267,288	238,232
Convertible notes payable	6,177	6,177

Total Liabilities	606,646	419,159

Commitments

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized, $0.0001 par value;

Series A Redeemable and Convertible Preferred Stock 1,593,630 shares issued and outstanding (May 31, 2015 – 1,468,630 shares	160	147

Series B Preferred Stock 200,000 shares issued and outstanding	20	20

Series C Redeemable and Convertible Preferred Stock 4,700,000 shares issued and outstanding	470	470

Series D Convertible Preferred Stock 610,000 shares issued and outstanding (May 31, 2015 – 0 shares)	61	–

Common Stock 500,000,000 shares authorized, $0.0001 par value; 101,751,500 shares issued and outstanding	10,175	10,175

Additional Paid-in Capital	108,956	23,030

Deficit	(713,550)	(444,940)

Total Stockholders’ Deficit	(593,708)	(411,098)

Total Liabilities and Stockholders’ Deficit	$12,938	$8,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Revenue	$3,383	$4,969	$6,737	$8,194
Cost of sales	(1,524)	(2,300)	(3,945)	(3,895)

Gross Profit	1,859	2,669	2,792	4,299

Expenses
General and administrative	15,355	17,098	84,745	28,204
Professional fees	78,696	69,684	176,196	94,964

Total Expenses	94,051	86,782	260,941	123,168

Net Loss Before Other Expenses	(92,192)	(84,113)	(258,149)	(118,869)

Other Expenses

Interest expense	(5,333)	(4,094)	(10,461)	(7,522)

Net Loss	$(97,525)	$(88,207)	$(268,610)	$(126,391)

Net Loss Per Share	$–	$–	$–	$–
Weighted-average Common Shares Outstanding - Basic and Diluted	101,751,500	336,751,500	101,751,500	336,751,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended November 30, 2015	Six Months Ended November 30, 2014

Cash Flows from Operating Activities

Net loss	$(268,610)	$(126,391)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	61,000	–

Changes in operating assets and liabilities:
Accounts receivable	774	(3,343)
Inventory	(901)	(604)
Prepaid expenses	(4,880)	–
Accounts payable	20,368	88,660
Accrued liabilities	121,269	7,522
Due to related party	15,350	–

Net Cash Used in Operating Activities	(55,630)	(34,156)

Cash Flows from Financing Activities

Advances from related party	1,444	–
Proceeds from notes payable	39,196	77,500
Payment of notes payable	(10,140)	–
Redemption of Series A redeemable preferred stock	–	(60,000)
Proceeds from issuance of Series A redeemable preferred stock	25,000	–

Net Cash Provided by Financing Activities	55,500	17,500

Change in Cash	(130)	(16,656)

Cash - Beginning of Period	381	19,238

Cash - End of Period	$251	$2,582

Supplemental Disclosures of Cash Flow Information:

Interest paid	$810	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations

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

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of November 30, 2015, the Company has accumulated losses of $713,550 and a working capital deficit of $593,708. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Inventory

Inventory consists of the following:

	November 30, 2015	May 31, 2015

Raw Materials	$75	$34
Finished Goods	2,379	1,882
Packaging Supplies	1,219	856

Total	$3,673	$2,772

4.	Related Party Transactions

a)	During the six months ended November 30, 2015, the Company incurred management services fees of $25,600 (2014 - $nil) to the President of the Company, of which $10,000 was for issuing 100,000 shares of the Company’s Series D convertible preferred stock at $0.10 per share upon execution of the Management Services Agreement referred to in Note 8 (a).

b)	At November 30, 2015 and May 31, 2015, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $27,394 and $10,600, respectively. The amount is unsecured, non-interest bearing and due on demand.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.	Notes Payable

		November 30, 2015		May 31, 2015
Notes payable consist of the following:

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$6,928		$3,732
b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note is due one year following the borrowing date.	8,000		8,000
c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At November 30, 2015, and May 31, 2015, the Company owed accrued interest of $5,271 and $4,268, respectively.	20,000		20,000
d)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At November 30, 2015, and May 31, 2015, the Company owed accrued interest of $20,493 and $13,164, respectively.	170,000	*	170,000	*
e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At November 30, 2015, and May 31, 2015, the Company owed accrued interest of $257 and $152, respectively.	2,500		2,500
f)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At November 30, 2015, and May 31, 2015, the Company owed accrued interest of $852 and $250, respectively.	15,000		15,000
g)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due three months following the borrowing date. At November 30, 2015, and May 31, 2015, the Company owed accrued interest of $41 and $137, respectively.	8,860		19,000
h)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due six months following the borrowing date. At November 30, 2015, and May 31, 2015, the Company owed accrued interest of $144 and $nil, respectively.	4,000		–
i)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At November 30, 2015, and May 31, 2015, the Company owed accrued interest of $200 and $nil, respectively.	20,000		–
j)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due six months following the borrowing date. At November 30, 2015, and May 31, 2015, the Company owed accrued interest of $55 and $nil, respectively.	12,000		–

		$267,288		$238,232

*	On May 9, 2014, the Company entered into a Master Loan Agreement (the “Loan Agreement”), whereby the lender agreed, from time to time, to purchase from the Company one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed $500,000 and that no Event of Default has occurred and remains uncured. Amounts borrowed under the Loan Agreement are evidenced by an unsecured, non-recourse Promissory Note, bearing interest at a rate of 8% per annum, maturing on the first anniversary date thereof, and may be prepaid by the Company before the maturity date. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement will automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and the lender and (ii) written termination notice is delivered by the Company or the lender to the other party. Two notes matured in May 2015 and were not repaid. Therefore, under the default terms of the Loan Agreement, all remaining promissory notes immediately become due and payable.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

6.	Convertible Notes Payable

a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At November 30, 2015, and May 31, 2015, the Company owed accrued interest of $1,577 and $1,376, respectively. At November 30, 2015, and May 31, 2015, the balance owing on the two Notes was $4,000.

b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. No payment of principal or interest have been made during the six months ended November 30, 2015. At November 30, 2015, and May 31, 2015, the Company owed accrued interest of $308 and $249, respectively. At November 30, 2015, and May 31, 2015, the balance owing on the Note was $1,177.

c)	On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $1,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.001 per share. At November 30, 2015, and May 31, 2015, the Company owed accrued interest of $392 and $342, respectively. At November 30, 2015, and May 31, 2015, the balance owing on the Note was $1,000.

7.	Preferred Stock

a)	On June 4, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Designation for the Company’s Series C convertible preferred stock originally filed with the Secretary of State of Nevada on April 20, 2015. Pursuant to the Amendment, the Company increased the number of shares of common stock issuable upon the conversion of each share of Series C preferred stock from 10 shares to 12 shares but also added the restriction that the holder has to wait until the one year anniversary date of issuance before the holder can elect to convert. Also, the Company removed the right of the holder to elect to have any portion of the shares be repurchased by the Company at $0.10 per share, and amended the voting rights to increase the voting equivalency of each share of Series C preferred stock from 10 shares to 12 shares of common stock.

b)	On June 4, 2015, the Company designated 10,000,000 shares of preferred stock as Series D convertible preferred stock. The holders of the Series D convertible preferred stock may elect to convert their shares at any time and from time to time and after the first year anniversary of the issue date. Each share of Series D convertible preferred stock is convertible into 10 shares of common stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series D convertible preferred stock that would result in the stockholder beneficially owning more than 4.99% of the common stock of the Company. The holders of the Series D convertible preferred stock shall be entitled to a number of votes equal to the number of shares of common stock into which the Series D shares held are convertible.

c)	On June 4, 2015, upon execution of the Management Services Agreement referred to in Note 8 (a), the Company issued 100,000 shares of the Series D convertible preferred stock to the President of the Company at $0.10 per share in exchange for management services.

d)	On June 4, 2015, upon execution of the Services Agreements referred to in Note 8 (b), the Company issued 400,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

e)	On June 11, 2015, upon execution of the Services Agreements referred to in Notes 8 (d) and (e), the Company issued 110,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

f)	On September 11, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to amend the provisions of the Company’s Amended and Restated Certificate of Designation for the Company’s Series A convertible preferred stock originally filed with the Secretary of State of Nevada on May 8, 2014. Pursuant to the Amendment, the Company restated the conversion and redemption terms of the Series A convertible preferred stock. For shares of Series A convertible preferred stock issued prior to September 11, 2015, the holders shall have the right to convert the shares from the first anniversary date of issuance. For shares of Series A convertible preferred stock issued on or after September 11, 2015, the holders shall have the right to convert the shares from October 1, 2016. The Company may also redeem all, or any portion of, the outstanding shares of Series A convertible preferred stock for $0.40 per share.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

7.	Preferred Stock (continued)

g)	On September 11, 2015, the Company entered into a Stock Purchase Agreement, whereby the Company issued 125,000 shares of Series A preferred stock at $0.20 per share for proceeds of $25,000.

8.	Commitments

a)	On June 4, 2015, the Company entered into a Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company has agreed to pay $31,200 per year, accruing in equal monthly increments of $2,600, and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

b)	On June 4, 2015, the Company entered into Services Agreements with four unrelated third party persons or companies. In consideration of these services, the Company has agreed to pay an aggregate $96,000 per year, accruing in equal monthly increments of $8,000, and to issue an aggregate 4,000,000 shares of the Company’s Series D convertible preferred stock, of which 400,000 shares were issued upon the execution of the Services Agreements, and the remaining 3,600,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreement, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

c)	On June 9, 2015, the Company entered into a Consultancy Agreement with a company for investor relations services. The Company has agreed to pay $5,000 per month and the term of the Consultancy Agreement is for six months, commencing June 11, 2015. On January 1, 2016, the Consultancy Agreement was extended for six months (refer to Note 10).

d)	On June 11, 2015, the Company entered into a Services Agreement with an unrelated third party company. In consideration of these services, the Company has agreed to pay $60,000 per year, accruing in equal monthly increments of $5,000, and to issue 500,000 shares of the Company’s Series D convertible preferred stock, of which 50,000 shares were issued upon the execution of the Services Agreement, and the remaining 450,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

e)	On June 11, 2015, the Company entered into Services Agreements with two unrelated third party persons or companies. In consideration of these services, the Company has agreed to issue an aggregate 600,000 shares of the Company’s Series D convertible preferred stock, of which 60,000 shares were issued upon the execution of the Services Agreements, and the remaining 540,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreement, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

9.	Concentrations

The Company’s revenues and receivables were concentrated among five customers as of November 30, 2015, and three customers as of May 31, 2015:

November 30, 2015:

Customer	Revenue for the Six Months Ended November 30, 2015	Receivables as at November 30, 2015

1	29%	75%
2	19%	19%
3	15%	*
4	13%	*
5	10%	*

May 31, 2015:

Customer	Revenue for the Year Ended May 31, 2015	Receivables as at May 31, 2015

1	40%	72%
2	30%	28%
3	14%	*

* not greater than 10%

10.	Subsequent Event

On January 1, 2016, the Company extended a Consultancy Agreement with a company for investor relations services (refer to Note 8 (c)). The Company has agreed to pay $5,000 per month and the term of the Consultancy Agreement is for six months, commencing on the date of the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe in this report and our other reports filed with the Securities and Exchange Commission.

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

The following discussion highlights Eco-Logical’s results of operations and the principal factors that have affected our consolidated financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations presented herein. The following discussion and analysis is based on Eco-Logical’s unaudited condensed consolidated financial statements contained in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

Critical Accounting Policies, Estimates, and Judgments

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Results of Operations

Three Months Ended November 30, 2015 Compared to the Three Months Ended November 30, 2014

The following table presents Eco-Logical’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Three-Month Period Ended November 30,
	2015*		2014*
	$	% of Revenue	$	% of Revenue

Revenue:	$3,383	-%	$4,969	-%
Cost of sales:	(1,524)	(45.00)%	(2,300)	(46.29)%
Gross profit	1,859	54.9%	2,669	53.71%

Operating expenses:
General and administrative	15,355	453.89%	17,098	344.09%
Professional fees	78,696	2,326.22%	69,684	1,402.37%
Total Expenses	94,051	2,780.11%	86,782	1,746.46%

Net loss before other expenses:	(92,192)	(2,725.16)%	(84,113)	(1,692.75)%

Other expenses:

Interest expense	(5,333)	(157.64)%	(4,094)	(82.39)%
Net loss	(97,525)	(2,882.80)%	(88,207)	(1,775.15)%

*Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Three-Month Period Ended November 30,
	2015	2014	% Change

Revenue	$3,383	4,969	(31.92)%

Our Revenue decreased 31.92% for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. The decrease is attributed to less repeat sales and new accounts.

Costs and Expenses

Costs of Sales

	Three-Month Period Ended November 30,
	2015	2014	% Change

Costs of Sales	$1,524	$2,300	(33.74)%

Our Costs of Sales decreased 33.74% for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. The decrease is due to a decrease in sales volume through E-commerce which carries additional merchant fees.

Operating Expenses

	Three-Month Period Ended November 30,
	2015	2014	% Change

Operating Expenses	$94,051	$86,782	8.38%

Our Operating Expenses increased 8.38% for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. The increase is attributable to an increase in Management and Professional Fees consisting of legal, accounting and consulting fees as well as administrative costs.

Interest Expense

	Three-Month Period Ended November 30,
	2015	2014	% Change
Interest Expense	$5,333	$4,094	30.26%

Our Interest Expense increased 30.26% for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. The increase is attributable to the sale of additional promissory notes to finance operations.

Six Months Ended November 30, 2015 Compared to the Six Months Ended November 30, 2014

The following table presents Eco-Logical’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Six-Month Period Ended November 30,
	2015*		2014*
	$	% of Revenue	$	% of Revenue

Revenue:	$6,737	-%	$8,194	-%
Cost of sales:	(3,945)	(58.56)%	(3,895)	(47.53)%
Gross profit	2,792	41.44%	4,299	52.47%

Operating expenses:
General and administrative	84,745	1,257.90%	28,204	344.20%
Professional fees	176,196	2,615.35%	94,964	1,158.95%
Total Expenses	260,941	3,873.25%	123,168	1,503.15%

Net loss before other expenses:	(258,149)	(3,831.81)%	(118,869)	1,450.68%

Other expenses:

Interest expense	(10,461)	(155.28)%	(7,522)	(91.80)%
Net (loss) income	(268,610)	(3,987.09)%	(126,391)	(1,542.48)%

*Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Six-Month Period Ended November 30,
	2015	2014	% Change

Revenue	$6,737	$8,194	(17.79)%

Our Revenue decreased 17.79% for the six months ended November 30, 2015 as compared to the six months ended November 30, 2014. The decrease is attributed to less repeat sales and new accounts.

Costs and Expenses

Costs of Sales

	Six-Month Period Ended November 30,
	2015	2014	% Change

Costs of Sales	$3,945	$3,895	1.28%

Our Costs of Sales increased 1.28% for the six months ended November 30, 2015 as compared to the six months ended November 30, 2014. The increase is due to an increase in sales commissions as compared to the prior period.

Operating Expenses

	Six-Month Period Ended November 30,
	2015	2014	% Change

Operating Expenses	$260,941	$123,168	111.86%

Our Operating Expenses increased 111.86% for the six months ended November 30, 2015 as compared to the six months ended November 30, 2014. The increase is attributable to an increase in Management and Professional Fees consisting of legal, accounting and consulting fees as well as administrative costs.

Interest Expense

	Six-Month Period Ended November 30,
	2015	2014	% Change
Interest Expense	$10,461	$7,522	39.07%

Our Interest Expense increased 39.07% for the six months ended November 30, 2015 as compared to the six months ended November 30, 2014. The increase is attributable to the sale of additional promissory notes to finance operations.

Financial Condition, Liquidity and Capital Resources

At November 30, 2015, we had $251 in cash on hand and an accumulated deficit of $713,550; and had $6,737 in revenues for the six month period ended November 30, 2015. In their report for the fiscal year ended May 31, 2015, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

To date, we have financed our operations primarily through the sale of Convertible Promissory Notes to Joel Falitz and other non-affiliated third parties and the issuance and sale of equity securities for cash consideration. As of November 30, 2015, we have financed our operations by the following:

●	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of Common Stock at a conversion price equal to $0.01 per share. At November 30, 2015, the outstanding principal and accrued interest of each Note was $2,788, for a total of $5,577.

●	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the Note, the Note is convertible into shares of Common Stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to Common Stock of the Company, the holder must purchase 3,000,000 shares of Common Stock at $0.01 per share. On December 27, 2012, the Company repaid $4,005 towards the principal balance and $995 towards accrued interest. On April 19, 2013, the Company repaid $4,818 towards the principal balance and $182 towards accrued interest. At November 30, 2015, the outstanding principal and accrued interest of the Note was $1,485.

●	On December 28, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $6,000, of which $5,000 is due to the President of the Company. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of Common Stock at a conversion price equal to $0.0001 per share. On October 27, 2012, the Company issued 50,000,000 shares of Common Stock to the President of the Company upon the conversion of the principal amount of $5,000. At November 30, 2015, the outstanding principal and accrued interest of the outstanding Note was $1,392.

●	On April 12, 2013, the Company entered into a Promissory Note for the principal amount of $20,000 with an unaffiliated third party, as the lender. The Note bears interest at the rate of 10% per annum and interest shall be paid semi-annually on the 1st day of each calendar quarter commencing on November 1, 2013. All principal and unpaid and accrued interest is due sixty (60) days after demand. The Note may be prepaid without penalty. At November 30, 2015, the outstanding principal and accrued interest of the outstanding Note was $25,271.

●	On May 8, 2014, Eco-Logical sold a one-year promissory note to Maverick, LLC (“Maverick”) for the principal amount of $25,000 and bearing interest at rate of 8% per annum. Pursuant to the terms of the promissory note, simultaneously with the sale of all or substantially all of the assets of Eco-Logical, upon the merger or combination of Eco-Logical with another entity (other than for changing domicile), or change of control of Eco-Logical, the outstanding principal and accrued interest thereon under the promissory note automatically converted, without any action being taken by Eco-Logical or Maverick, into a number of shares of Common Stock and/or preferred stock of Eco-Logical which would enable Maverick to have voting and dispositive control of Eco-Logical. On May 9, 2014, the promissory note issued to Maverick was converted into 5,000,000 shares of Eco-Logical’s Common Stock and 200,000 shares of Eco-Logical’s Series A Preferred Stock. Pursuant to Eco-Logical’s Series A Certificate of Designation filed with the Secretary of State of the State of Delaware, the outstanding shares of Series A Non-Convertible Preferred Stock voted together with the shares of Common Stock and other voting securities of Eco-Logical as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Non-Convertible Preferred Stock is outstanding, represented eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of Eco-Logical or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock. Upon the consummation of the Merger, Maverick’s 5,000,000 shares of Eco-Logical Common Stock and 200,000 shares of Eco-Logical Series A Non-Convertible Preferred Stock converted into 50,000 shares of our Common Stock and 200,000 shares of our Series B Non-Convertible Preferred Stock, respectively. The voting rights of shares of our Series B Non-Convertible Preferred Stock are identical to the voting rights Eco-Logical’s Series A Non-Convertible Preferred Stock. Therefore, as a result of the Merger, Maverick has voting control over the Company. As a result of the 500-for-1 Forward Stock Split of the Company’s outstanding Common Stock on June 23, 2014, the 50,000 shares of Common Stock held by Maverick resulted in Maverick owning 25,000,000 shares of the Company’s Common Stock.

●	On May 9, 2014, the Company entered into that certain Master Loan Agreement, dated May 9, 2014 (the “Loan Agreement”), with Baccarat Holdings, Inc., an unaffiliated third party lender (“Baccarat” or the “Lender”). Subject to the terms and conditions set forth in the Loan Agreement, Baccarat agreed, from time to time to purchase from the Company, and the Company agreed to sell and issue to Baccarat, one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed the $500,000 and that no Event of Default has occurred and has remained uncured. Amounts borrowed under the Loan Agreement shall be evidenced by an unsecured, non-recourse Promissory Note, bear interest at a rate of 8% per annum, mature on the first anniversary date thereof, and may be prepaid by the Company before the maturity date thereof. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement shall automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and Baccarat and (ii) written termination notice is delivered by the Company or Baccarat to the other party. There can be no assurances that any additional funds will be available to us under the Loan Agreement since it provides that the Lender may terminate this Agreement at any time.

As of November 30, 2015, the Company had sold the following promissory notes to Bacarat pursuant to the Loan Agreement. The Company is currently renegotiating with Bacarat to extend the maturity date of the Notes:

				As of November 30, 2015
Issue Date	Maturity Date	Principal	Interest Rate	Accrued Interest	Total Outstanding
05/09/14	05/09/15	$50,000	8.0%	$6,426	$56,426
05/19/14	05/19/15	$45,000	8.0%	$5,677	$50,677
06/06/14	06/06/15	$30,000	8.0%	$3,657	$33,657
08/11/14	08/11/15	$25,000	8.0%	$2,657	$27,657
08/18/14	08/18/15	$10,000	8.0%	$1,046	$11,046
08/25/14	08/25/15	$10,000	8.0%	$1,030	$11,030
		$170,000		$20,493	$190,493

●	On August 26, 2014, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $2,500, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At November 30, 2015, the outstanding principal and accrued interest of the outstanding Note was $2,757. The Company intends to renegotiate with the lender to extend the maturity date of the Note.

●	On March 16, 2015, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At November 30, 2015, the outstanding principal and accrued interest of the outstanding Note was $15,852.

●	On April 28, 2015, the Company sold a six-month promissory note to unaffiliated third party for the principal amount of $19,000, bearing interest at the rate of 8% per annum and maturing on the six-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. During the three months ended November 30, 2015, the Company made payments totaling $10,950. At November 30, 2015, the outstanding principal and accrued interest of the outstanding Note was $8,901. The Company intends to renegotiate with the Noteholder to extend the maturity date of the Note.

●	On June 18, 2015, the Company sold a six-month promissory note to unaffiliated third party for the principal amount of $4,000, bearing interest at the rate of 8% per annum and maturing on the six-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At November 30, 2015, the outstanding principal and accrued interest of the outstanding Note was $4,144.

●	On October 2, 2015 the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $10,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At November 30, 2015, the outstanding principal and accrued interest of the outstanding Note was $10,129.

●	On October 2, 2015 the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $10,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At November 30, 2015, the outstanding principal and accrued interest of the outstanding Note was $10,129.

●	On October 29, 2015 the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $10,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At November 30, 2015, the outstanding principal and accrued interest of the outstanding Note was $10,070.

●	On November 9, 2015 the Company sold a six-month promissory note to unaffiliated third party for the principal amount of $12,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At November 30, 2015, the outstanding principal and accrued interest of the outstanding Note was $12,055.

●	On September 19, 2015, the Company consummated a sale under a Stock Purchase Agreement, dated September 11, 2015, with an unaffiliated third party “accredited investor” pursuant to which such investor purchased 125,000 shares of Series A Convertible Preferred Stock from the Company for $0.20 per share (or an aggregate of $25,000). The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities, the shares were issued to one accredited investor and no solicitation or advertisement was made in connection therewith.

Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. As of November 30, 2015, we had a working capital deficit of $593,708, an accumulated deficit of $713,550 and a stockholders’ deficit of $593,708.

At November 30, 2015, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $27,394. The amount is unsecured, non-interest bearing and due on demand.

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

	For the Six Months Ended November 30,
	2015	2014
Cash, beginning of period	$381	$19,238
Net cash used in operating activities	(55,630)	(34,156)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	55,500	17,500
Cash, end of period	$251	$2,582

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

Based upon that evaluation, our management has concluded that, as of November 30, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Subsequent Event

On January 1, 2016, the Company extended a Consultancy Agreement with an investor relations company for six months. The Company has agreed to pay the investor relations company $5,000 a month in consideration for services rendered under the extended agreement.

Item 6. Exhibits

Index to Exhibits

Exhibit No:	Description:

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2016	By:	/s/ JOEL FALITZ
	Name:	Joel Falitz
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

