Form 10-Q
period 2016-02-29
ECOSCIENCES, INC.
filed 2016-06-03
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2016

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of June 2, 2016, there were 101,751,500 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Ecosciences, Inc.

Condensed Consolidated Financial Statements

(Unaudited)

Index

Table of Contents

Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

Ecosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 29, 2016	May 31, 2015

ASSETS

Current Assets

Cash	$1,770	$381
Accounts receivable - net	–	3,371
Inventory	4,241	2,772
Prepaid expenses	4,693	1,537

Total Assets	$10,704	$8,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$163,805	$141,711
Accrued liabilities	223,521	22,439
Due to related parties	34,021	10,600
Notes payable	271,619	238,232
Convertible notes payable	20,177	6,177

Total Liabilities	713,143	419,159

Commitments

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized, $0.0001 par value;

Series A Redeemable and Convertible Preferred Stock 1,593,630 shares issued and outstanding (May 31, 2015 – 1,468,630 shares)	160	147

Series B Preferred Stock 200,000 shares issued and outstanding	20	20

Series C Redeemable and Convertible Preferred Stock 4,700,000 shares issued and outstanding	470	470

Series D Convertible Preferred Stock 610,000 shares issued and outstanding (May 31, 2015 – 0 shares)	61	–

Common Stock 500,000,000 shares authorized, $0.0001 par value; 101,751,500 shares issued and outstanding	10,175	10,175

Additional Paid-in Capital	108,956	23,030

Deficit	(822,281)	(444,940)

Total Stockholders’ Deficit	(702,439)	(411,098)

Total Liabilities and Stockholders’ Deficit	$10,704	$8,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Revenue	$6,127	$4,805	$12,864	$12,999
Cost of sales	(1,898)	(818)	(5,843)	(4,713)

Gross Profit	4,229	3,987	7,021	8,286

Expenses
General and administrative	16,006	3,154	100,751	31,358
Professional fees	91,331	17,478	267,527	112,442

Total Expenses	107,337	20,632	368,278	143,800

Net Loss Before Other Expenses	(103,108)	(16,645)	(361,257)	(135,514)

Other Expenses

Interest expense	(5,623)	(4,048)	(16,084)	(11,570)

Net Loss	$(108,731)	$(20,693)	$(377,341)	$(147,084)

Net Loss Per Share	$–	$–	$–	$–
Weighted-average Common Shares Outstanding - Basic and Diluted	101,751,500	336,751,500	101,751,500	336,751,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended February 29, 2016	Nine Months Ended February 28, 2015

Cash Flows from Operating Activities

Net loss	$(377,341)	$(147,084)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	61,000	–

Changes in operating assets and liabilities:
Accounts receivable	3,371	(2,828)
Inventory	(1,469)	(271)
Prepaid expenses	(3,156)	–
Accounts payable	22,094	106,053
Accrued liabilities	201,082	11,570
Due to related parties	23,149	–

Net Cash Used in Operating Activities	(71,270)	(32,560)

Cash Flows from Financing Activities

Advances from related party	272	–
Proceeds from notes payable	48,096	77,500
Payment of notes payable	(14,709)	–
Proceeds from convertible notes payable	14,000	–
Redemption of Series A redeemable preferred stock	–	(60,000)
Proceeds from issuance of Series A redeemable preferred stock	25,000	–

Net Cash Provided by Financing Activities	72,659	17,500

Change in Cash	1,389	(15,060)

Cash - Beginning of Period	381	19,238

Cash - End of Period	$1,770	$4,178

Supplemental Disclosures of Cash Flow Information:

Interest paid	$941	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of February 29, 2016, the Company has accumulated losses of $822,281 and a working capital deficit of $702,439. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Inventory

Inventory consists of the following:

	February 29, 2016	May 31, 2015

Raw Materials	$1,693	$34
Finished Goods	1,329	1,882
Packaging Supplies	1,219	856

Total	$4,241	$2,772

4.	Related Party Transactions

a)

During the nine months ended February 29, 2016, the Company incurred management services fees of $33,400 (2015 - $nil) to the President of the Company, of which $10,000 was paid through the issuance of 100,000 shares of the Company’s Series D convertible preferred stock at $0.10 per share upon execution of the Management Services Agreement referred to in Note 8 (a).

b)	At February 29, 2016 and May 31, 2015, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $34,021 and $10,600, respectively. The amount is unsecured, non-interest bearing and due on demand.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.	Notes Payable

Notes payable consist of the following:		February 29, 2016		May 31, 2015

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$6,928		$3,732
b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note is due one year following the borrowing date.	8,000		8,000
c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $5,770 and $4,268, respectively.	20,000		20,000
d)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $24,155 and $13,164, respectively.	170,000	*	170,000	*
e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $311 and $152, respectively.	2,500		2,500
f)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $1,151 and $250, respectively.	15,000		15,000
g)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due three months following the borrowing date. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $42 and $137, respectively.	4,291		19,000
h)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due six months following the borrowing date. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $224 and $nil, respectively.	4,000		–
i)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due six months following the borrowing date. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $4 and $nil, respectively	2,000		–
j)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $598 and $nil, respectively.	20,000		–
k)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due six months following the borrowing date. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $295 and $nil, respectively.	12,000		–
l)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due six months following the borrowing date. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $58 and $nil, respectively.	4,700		–
m)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due six months following the borrowing date. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $8 and $nil, respectively.	1,000		–
n)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due six months following the borrowing date. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $6 and $nil, respectively.	1,200		–

		$271,619		$238,232

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.	Notes Payable (continued)

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

6.	Convertible Notes Payable

a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $1,677 and $1,376, respectively. At February 29, 2016, and May 31, 2015, the balance owing on the two Notes was $4,000.

b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. No payment of principal or interest have been made during the nine months ended February 29, 2016. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $337 and $249, respectively. At February 29, 2016, and May 31, 2015, the balance owing on the Note was $1,177.

c)	On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $1,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.001 per share. At February 29, 2016, and May 31, 2015, the Company owed accrued interest of $417 and $342, respectively. At February 29, 2016, and May 31, 2015, the balance owing on the Note was $1,000.

d)	On February 19, 2016, the Company entered into a Convertible Promissory Note agreement for $14,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At February 29, 2016, the Company owed accrued interest of $30. At February 29, 2016, the balance owing on the Note was $14,000.

7.	Preferred Stock

a)	On June 4, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Designation for the Company’s Series C convertible preferred stock originally filed with the Secretary of State of Nevada on April 20, 2015. Pursuant to the Amendment, the Company increased the number of shares of common stock issuable upon the conversion of each share of Series C preferred stock from 10 shares to 12 shares but also added the restriction that the holder has to wait until the one year anniversary date of issuance before the holder can elect to convert. Also, the Company removed the right of the holder to elect to have any portion of the shares be repurchased by the Company at $0.10 per share, and amended the voting rights to increase the voting equivalency of each share of Series C preferred stock from 10 shares to 12 shares of common stock.

b)	On June 4, 2015, the Company designated 10,000,000 shares of preferred stock as Series D convertible preferred stock. The holders of the Series D convertible preferred stock may elect to convert their shares at any time and from time to time and after the first year anniversary of the issue date. Each share of Series D convertible preferred stock is convertible into 10 shares of common stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series D convertible preferred stock that would result in the stockholder beneficially owning more than 4.99% of the common stock of the Company. The holders of the Series D convertible preferred stock shall be entitled to a number of votes equal to the number of shares of common stock into which the Series D shares held are convertible.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

7.	Preferred Stock (continued)

c)	On June 4, 2015, upon execution of the Management Services Agreement referred to in Note 8 (a), the Company issued 100,000 shares of the Series D convertible preferred stock to the President of the Company at $0.10 per share in exchange for management services.

d)	On June 4, 2015, upon execution of the Services Agreements referred to in Note 8 (b), the Company issued 400,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

e)	On June 11, 2015, upon execution of the Services Agreements referred to in Notes 8 (d) and (e), the Company issued 110,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

f)	On September 11, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to amend the provisions of the Company’s Amended and Restated Certificate of Designation for the Company’s Series A convertible preferred stock originally filed with the Secretary of State of Nevada on May 8, 2014. Pursuant to the Amendment, the Company restated the conversion and redemption terms of the Series A convertible preferred stock. For shares of Series A convertible preferred stock issued prior to September 11, 2015, the holders shall have the right to convert the shares from the first anniversary date of issuance. For shares of Series A convertible preferred stock issued on or after September 11, 2015, the holders shall have the right to convert the shares from October 1, 2016. The Company may also redeem all, or any portion of, the outstanding shares of Series A convertible preferred stock for $0.40 per share.

g)	On September 11, 2015, the Company entered into a Stock Purchase Agreement, whereby the Company issued 125,000 shares of Series A preferred stock at $0.20 per share for proceeds of $25,000.

8.	Commitments

a)	On June 4, 2015, the Company entered into a Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company has agreed to pay $31,200 per year, accruing in equal monthly increments of $2,600, and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

b)	On June 4, 2015, the Company entered into Services Agreements with four unrelated third party persons or companies. In consideration of these services, the Company has agreed to pay an aggregate $96,000 per year, accruing in equal monthly increments of $8,000, and to issue an aggregate 4,000,000 shares of the Company’s Series D convertible preferred stock, of which 400,000 shares were issued upon the execution of the Services Agreements, and the remaining 3,600,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

c)	On June 9, 2015, the Company entered into a Consultancy Agreement with a company for investor relations services. The Company has agreed to pay $5,000 per month and the term of the Consultancy Agreement is for six months, commencing June 11, 2015. On January 1, 2016, the Consultancy Agreement was extended for an additional six months.

d)	On June 11, 2015, the Company entered into a Services Agreement with an unrelated third party company. In consideration of these services, the Company has agreed to pay $60,000 per year, accruing in equal monthly increments of $5,000, and to issue 500,000 shares of the Company’s Series D convertible preferred stock, of which 50,000 shares were issued upon the execution of the Services Agreement, and the remaining 450,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

8.	Commitments (continued)

e)	On June 11, 2015, the Company entered into Services Agreements with two unrelated third party persons or companies. In consideration of these services, the Company has agreed to issue an aggregate 600,000 shares of the Company’s Series D convertible preferred stock, of which 60,000 shares were issued upon the execution of the Services Agreements, and the remaining 540,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

9.	Concentrations

The Company’s revenues were concentrated among four customers for the nine months ended February 29, 2016, and three customers for the nine months ended February 28, 2015:

Customer	Revenue for the Nine Months Ended February 29, 2016	Revenue for the Nine Months Ended February 28, 2015

1	30%	30%
2	23%	47%
3	19%	*
4	11%	*
5	*	12%

 The Company had no receivables as of February 29, 2016. The Company’s receivables were concentrated among two customers as at May 31, 2015:

Customer	Receivables as at February 29, 2016		Receivables as at May 31, 2015

1		*	72%
2		*	28%

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

Overview

Our wholly-owned operating subsidiary, Eco-Logical Concepts Inc. (hereinafter referred to as the “Company,” “Eco,” “Eco-Logical,” “our,” “we,” “us,” and similar terms), was incorporated in the state of Delaware on November 30, 2011.

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

The Company’s bioremediation products are sold under the brands Trap-Eze, Sept-Eze, Tank-Eze and Wash-Eze.

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

During the last quarter, we commenced developing additional eco-based products in order to expand our product line. During the quarter ended November 30, 2015, we successfully test marketed a liquid version of our Tank-Eze bioremediation product (“Liquid Tank-Eze”). Liquid-Eze is different than the regular Tank-Eze in that it does not have the oxygen feature and is designed to be primarily used in the treatment of drain lines prior to, or in conjunction with, Tank-Eze. As part of its test marketing, we sold the Liquid Tank-Eze product in a four ounce (4 oz.) concentrated size through our online channels. We intend to increase our marketing of Liquid Tank-Eze with a wider and more official launch in the near future. We also intend to sell a line of eco-friendly certified green cleaning solutions, including but not limited to, a multi-surface cleaner and a glass cleaner.

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

Results of Operations

Three Months Ended February 29, 2016 Compared to the Three Months Ended February 28, 2015

The following table presents Eco-Logical’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Three-Month Period Ended
	February 29, 2016*		February 28, 2015*
	$	% of Revenue	$	% of Revenue

Revenue:	$6,127	–	$4,805	–
Cost of sales:	(1,898)	(30.98)%	(818)	(17.02)%
Gross profit	4,229	69.02%	3,987	82.98%

Operating expenses:
General and administrative	16,006	261.24%	3,154	65.64%
Professional fees	91,331	1,490.63%	17,478	363.75%
Total Expenses	107,337	1,751.87%	20,632	429.39%

Net loss before other expenses:	(103,108)	(1,682.85)%	(16,645)	(346.41)%

Other expenses:

Interest expense	(5,623)	(91.77)%	(4,048)	(84.24)%
Net loss	(108,731)	(1,774.62)%	(20,693)	(430.66)%

*Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Three-Month Period Ended
	February 29, 2016	February 28, 2015	% Change

Revenue	$6,127	$4,805	27.51%

Our Revenue increased 27.51% for the three months ended February 29, 2016 as compared to the three months ended February 28, 2015. The increase is attributed to more repeat sales and new accounts.

Costs and Expenses

Costs of Sales

	Three-Month Period Ended
	February 29, 2016	February 28, 2015	% Change

Costs of Sales	$1,898	$818	132.03%

Our Costs of Sales increased 132.03% for the three months ended February 29, 2016 as compared to the three months ended February 28, 2015. The increase is due to an increase in sales volume through E-commerce which carries additional shipping and merchant fees.

Operating Expenses

	Three-Month Period Ended
	February 29, 2016	February 28, 2015	% Change

Operating Expenses	$107,337	$20,632	420.25%

Our Operating Expenses increased 420.25% for the three months ended February 29, 2016 as compared to the three months ended February 28, 2015. The increase is attributable to an increase in Management and Professional Fees consisting of legal, accounting and consulting fees as well as administrative costs.

Interest Expense

	Three-Month Period Ended
	February 29, 2016	February 28, 2015	% Change
Interest Expense	$5,623	$4,048	38.91%

Our Interest Expense increased 38.91% for the three months ended February 29, 2016 as compared to the three months ended February 28, 2015. The increase is attributable to the sale of additional promissory notes to finance operations.

Nine Months Ended February 29, 2016 Compared to the Nine Months Ended February 28, 2015

The following table presents Eco-Logical’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Nine-month Period Ended
	February 29, 2016*		February 28, 2015*
	$	% of Revenue	$	% of Revenue

Revenue:	$12,864	–	$12,999	–
Cost of sales:	(5,843)	(45.42)%	(4,713)	(36.26)%
Gross profit	7,021	54.58%	8,286	63.74%

Operating expenses:
General and administrative	100,751	783.20%	31,358	241.24%
Professional fees	267,527	2,079.66%	112,442	865.01%
Total Expenses	368,278	2,862.86%	143,800	1,106.24%

Net loss before other expenses:	(361,257)	(2,808.28)%	(135,514)	(1,042.50)%

Other expenses:

Interest expense	(16,084)	(125.03)%	(11,570)	(89.01)%
Net (loss) income	(377,341)	(2,933.31)%	(147,084)	(1,131.50)%

*Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Nine-month Period Ended
	February 29, 2016	February 28, 2015	% Change

Revenue	$12,864	$12,999	(1.03)%

Our Revenue decreased 1.03% for the nine months ended February 29, 2016 as compared to the nine months ended February 28, 2015. The decrease is attributed to less repeat sales and new accounts.

Costs and Expenses

Costs of Sales

	Nine-month Period Ended
	February 29, 2016	February 28, 2015	% Change

Costs of Sales	$5,843	$4,713	23.98%

Our Costs of Sales increased 23.98% for the nine months ended February 29, 2016 as compared to the nine months ended February 28, 2015. The increase is due to an increase in sales commissions and merchant fees as compared to the prior period.

Operating Expenses

	Nine-month Period Ended
	February 29, 2016	February 28, 2015	% Change

Operating Expenses	$368,278	$143,800	156.10%

Our Operating Expenses increased 156.10% for the nine months ended February 29, 2016 as compared to the nine months ended February 28, 2015. The increase is attributable to an increase in Management and Professional Fees consisting of legal, accounting and consulting fees as well as administrative costs.

Interest Expense

	Nine-month Period Ended
	February 29, 2016	February 28, 2015	% Change
Interest Expense	$16,084	$11,570	39.01%

Our Interest Expense increased 39.01% for the nine months ended February 29, 2016 as compared to the nine months ended February 28, 2015. The increase is attributable to the sale of additional promissory notes to finance operations.

Financial Condition, Liquidity and Capital Resources

At February 29, 2016, we had $1,770 in cash on hand and an accumulated deficit of $822,281; and had $12,864 in revenues for the nine-month period ended February 29, 2016. In their report for the fiscal year ended May 31, 2015, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

To date, we have financed our operations primarily through the sale of Convertible Promissory Notes to Joel Falitz and other non-affiliated third parties and the issuance and sale of equity securities for cash consideration. As of February 29, 2016, we have financed our operations by the following:

●	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of Common Stock at a conversion price equal to $0.01 per share. At February 29, 2016, the outstanding principal and accrued interest of each Note was $2,838, for a total of $5,677.

●	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the Note, the Note is convertible into shares of Common Stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to Common Stock of the Company, the holder must purchase 3,000,000 shares of Common Stock at $0.01 per share. On December 27, 2012, the Company repaid $4,005 towards the principal balance and $995 towards accrued interest. On April 19, 2013, the Company repaid $4,818 towards the principal balance and $182 towards accrued interest. At February 29, 2016, the outstanding principal and accrued interest of the Note was $1,514.

●	On December 28, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $6,000, of which $5,000 is due to the President of the Company. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of Common Stock at a conversion price equal to $0.0001 per share. On October 27, 2012, the Company issued 50,000,000 shares of Common Stock to the President of the Company upon the conversion of the principal amount of $5,000. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $1,417.

●	On April 12, 2013, the Company entered into a Promissory Note for the principal amount of $20,000 with an unaffiliated third party, as the lender. The Note bears interest at the rate of 10% per annum and interest shall be paid semi-annually on the 1st day of each calendar quarter commencing on November 1, 2013. All principal and unpaid and accrued interest is due sixty (60) days after demand. The Note may be prepaid without penalty. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $25,770.

●	On May 8, 2014, Eco-Logical sold a one-year promissory note to Maverick, LLC (“Maverick”) for the principal amount of $25,000 and bearing interest at rate of 8% per annum. Pursuant to the terms of the promissory note, simultaneously with the sale of all or substantially all of the assets of Eco-Logical, upon the merger or combination of Eco-Logical with another entity (other than for changing domicile), or change of control of Eco-Logical, the outstanding principal and accrued interest thereon under the promissory note automatically converted, without any action being taken by Eco-Logical or Maverick, into a number of shares of Common Stock and/or preferred stock of Eco-Logical which would enable Maverick to have voting and dispositive control of Eco-Logical. On May 9, 2014, the promissory note issued to Maverick was converted into 5,000,000 shares of Eco-Logical’s Common Stock and 200,000 shares of Eco-Logical’s Series A Preferred Stock. Pursuant to Eco-Logical’s Series A Certificate of Designation filed with the Secretary of State of the State of Delaware, the outstanding shares of Series A Non-Convertible Preferred Stock voted together with the shares of Common Stock and other voting securities of Eco-Logical as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Non-Convertible Preferred Stock is outstanding, represented eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of Eco-Logical or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock. Upon the consummation of the Merger, Maverick’s 5,000,000 shares of Eco-Logical Common Stock and 200,000 shares of Eco-Logical Series A Non-Convertible Preferred Stock converted into 50,000 shares of our Common Stock and 200,000 shares of our Series B Non-Convertible Preferred Stock, respectively. The voting rights of shares of our Series B Non-Convertible Preferred Stock are identical to the voting rights Eco-Logical’s Series A Non-Convertible Preferred Stock. Therefore, as a result of the Merger, Maverick has voting control over the Company. As a result of the 500-for-1 Forward Stock Split of the Company’s outstanding Common Stock on June 23, 2014, the 50,000 shares of Common Stock held by Maverick resulted in Maverick owning 25,000,000 shares of the Company’s Common Stock.

●	On May 9, 2014, the Company entered into that certain Master Loan Agreement, dated May 9, 2014 (the “Loan Agreement”), with Baccarat Holdings, Inc., an unaffiliated third party lender (“Baccarat” or the “Lender”). Subject to the terms and conditions set forth in the Loan Agreement, Baccarat agreed, from time to time to purchase from the Company, and the Company agreed to sell and issue to Baccarat, one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed the $500,000 and that no Event of Default has occurred and has remained uncured. Amounts borrowed under the Loan Agreement shall be evidenced by an unsecured, non-recourse Promissory Note, bear interest at a rate of 8% per annum, mature on the first anniversary date thereof, and may be prepaid by the Company before the maturity date thereof. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement shall automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and Baccarat and (ii) written termination notice is delivered by the Company or Baccarat to the other party. There can be no assurances that any additional funds will be available to us under the Loan Agreement since it provides that the Lender may terminate this Agreement at any time.

As of February 29, 2016, the Company had sold the following promissory notes to Bacarat pursuant to the Loan Agreement. The Company is currently renegotiating with Bacarat to extend the maturity date of the Notes:

				As of February 29, 2016
Issue Date	Maturity Date	Principal	Interest Rate	Accrued Interest	Total Outstanding
05/09/14	05/09/15	$50,000	8.0%	$7,503	$57,503
05/19/14	05/19/15	$45,000	8.0%	$6,647	$51,647
06/06/14	06/06/15	$30,000	8.0%	$4,303	$34,303
08/11/14	08/11/15	$25,000	8.0%	$3,195	$28,195
08/18/14	08/18/15	$10,000	8.0%	$1,262	$11,262
08/25/14	08/25/15	$10,000	8.0%	$1,245	$11,245
		$170,000		$24,155	$194,155

●	On August 26, 2014, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $2,500, bearing interest at the rate of 8% per annum and maturing on the one-year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $2,811. The Company intends to renegotiate with the lender to extend the maturity date of the Note.

●	On March 16, 2015, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the one-year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $16,151.

●	On April 28, 2015, the Company sold a nine-month promissory note to unaffiliated third party for the principal amount of $19,000, bearing interest at the rate of 8% per annum and maturing on the nine-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. During the three months ended November 30, 2015, the Company made payments totaling $10,950. During the three months ended February 29, 2016, the Company made payments totaling $4,700. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $4,331. The Company intends to renegotiate with the Noteholder to extend the maturity date of the Note.

●	On June 18, 2015, the Company sold a nine-month promissory note to unaffiliated third party for the principal amount of $4,000, bearing interest at the rate of 8% per annum and maturing on the nine-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $4,224.

●	On October 2, 2015 the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $10,000, bearing interest at the rate of 8% per annum and maturing on the one-year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $10,328.

●	On October 29, 2015 the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $10,000, bearing interest at the rate of 8% per annum and maturing on the one-year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $10,270.

●	On November 9, 2015 the Company sold a nine-month promissory note to unaffiliated third party for the principal amount of $12,000, bearing interest at the rate of 8% per annum and maturing on the one-year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $12,295.

●	On September 19, 2015, the Company consummated a sale under a Stock Purchase Agreement, dated September 11, 2015, with an unaffiliated third party “accredited investor” pursuant to which such investor purchased 125,000 shares of Series A Convertible Preferred Stock from the Company for $0.20 per share (or an aggregate of $25,000). The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities, the shares were issued to one accredited investor and no solicitation or advertisement was made in connection therewith.

●	On January 15, 2016 the Company sold a six-month promissory note to unaffiliated third party for the principal amount of $4,700, bearing interest at the rate of 10% per annum and maturing on the six-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $4,758.

●	On February 1, 2016 the Company sold a six-month promissory note to unaffiliated third party for the principal amount of $1,000, bearing interest at the rate of 10% per annum and maturing on the six-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $1,008.

●	On February 12, 2016 the Company sold a six-month promissory note to unaffiliated third party for the principal amount of $1,200, bearing interest at the rate of 10% per annum and maturing on the six-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $1,206.

●

On February 19, 2016, the Company sold a six-month promissory note to unaffiliated third party for the principal amount of $2,000, bearing interest at the rate of 8% per annum and maturing on the six-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $2,004.

●	On February 19, 2016, the Company entered into a Convertible Promissory Note agreement for $14,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At February 29, 2016, the outstanding principal and accrued interest of the outstanding Note was $14,030.

Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. As of February 29, 2016, we had a working capital deficit of $702,439, an accumulated deficit of $822,281 and a stockholders’ deficit of $702,439.

At February 29, 2016, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $34,021. The amount is unsecured, non-interest bearing and due on demand.

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

	For the Nine Months Ended
	February 29, 2016	February 28, 2015
Cash, beginning of period	$381	$19,238
Net cash used in operating activities	(71,270)	(32,560)
Net cash provided by investing activities	–	–
Net cash provided by financing activities	72,659	17,500
Cash, end of period	$1,770	$4,178

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

Based upon that evaluation, our management has concluded that, as of February 29, 2016, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On February 19, 2016, the Company issued a third party a Convertible Promissory Note in the aggregate principal amount of $14,000. The Note bears interest at 8% per annum and matures on February 19, 2017. The outstanding principal and accrued interest of the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request.

The Company issued the foregoing security pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities, the shares were issued to a small group of persons and no solicitation or advertisement was made in connection therewith.

Item 3. Defaults Upon Senior Securities

N/A

Item 5. Other Information

Subsequent Events

On June 1, 2016, our Board of Directors adopted a Code of Ethics and Business Conduct (“Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics has been filed as Exhibit 14 to this Report and is available on our website, www.ecosciences.company.

Item 6. Exhibits

Index to Exhibits

Exhibit No:	Description:

14	Code of Ethics and Business Conduct

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 3, 2016	By:	/s/ JOEL FALITZ
	Name:	Joel Falitz
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

