Form 10-K
period 2016-05-31
ECOSCIENCES, INC.
filed 2016-09-20
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended: May 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:___________________________

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

Yes [X] No [  ]

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,175,000 based on the closing price of $0.10 per share of Common Stock and 61,750,000 shares of Common Stock of the Registrant held by non-affiliates on November 30, 2015, the last business day of the Registrant’s mostly recently completed second fiscal quarter.

As of September 19, 2016, there were 101,751,500 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

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

ITEM 1. BUSINESS.

General

Located in Jericho, New York, the Company, through its wholly-owned subsidiary, Eco-Logical Concepts Inc., sells its bioremediation products for the treatment of sewers, sludge ponds, septic tanks, lagoons, farms, car washes, portable sanitation facilities, grease tanks, lakes and ponds under the brands TRAP-EZE, SEPT-EZE, TANK-EZE and WASH-EZE to distributors who resell the Company’s products to end user customers.

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

During the fiscal year ended May 31, 2016, we commenced developing additional eco-based products in order to expand our product line. During the quarter ended November 30, 2015, we successfully test marketed a liquid version of our Tank-Eze bioremediation product (“Liquid Tank-Eze”). Liquid-Eze is different than the regular Tank-Eze in that it does not have the oxygen feature and is designed to be primarily used in the treatment of drain lines prior to, or in conjunction with, Tank-Eze. As part of its test marketing, we sold the Liquid Tank-Eze product in a four ounce (4 oz.) concentrated size through our online channels. We intend to increase our marketing of Liquid Tank-Eze with a wider and more official launch in the near future. We also intend to sell a line of eco-friendly certified green cleaning solutions, including but not limited to, a multi-surface cleaner and a glass cleaner.

The following items are other highlights of the fiscal year ended May 31, 2016:

●	In July 2015, the Company entered into a Master Distribution Agreement (“MDA”) with Chem-tek Industries, Inc. (“Chem-tek”), a janitorial supply company based in Howell, New Jersey. The MDA gives Chem-tek the right to resell the Company’s products in the south New Jersey counties of Atlantic, Bergen, Burlington, Camden, Cape May, Essex, Middlesex, Monmouth, Ocean, Salem and Somerset for one-year renewable terms.

●	In August 2015, the Company entered into an exclusive International Master Distributor Agreement with Eco Logic Limited (“Eco Logic”), its current New Zealand and South African distributor of the Company’s range of products for use in the biological treatment of wastewater. In the New Zealand market, Eco Logic Limited resells the Company’s products under the Nova Tabs (www.novatabs.com) brand name. Past purchasers of the Nova Tabs in New Zealand have included McDonalds franchises as well as governmental body, the Tauranga City Council (www.tauranga.govt.nz). The International Master Distributor Agreement contractually formalizes the Company and Eco Logic’s business relationship and is intended to increase product distribution and sales in New Zealand and other territories where Eco Logic has or is seeking customers. The term of the Agreement is for five years with successive five year terms if not otherwise terminated and the territory includes Africa, Australasia, Germany and The Netherlands.

●	In November 2015, the Company announced that it had started preliminary discussions with several potential international distributors to establish sales channels for the Company’s products and that it was developing sales programs to facilitate sales to government agencies for the treatment of waste water and grease build up issues. Those discussions with potential international distributors are still ongoing as of the date of this report.

●	February 2016, the Company commenced a focused marketing program targeting specific US-based industries, starting with janitorial supply companies and then restaurants and hotels. The Company had also previously launched a program to secure distributors by region. The Company’s marketing program will include, but not be limited to, trade shows, trade associations and trade magazines. In the future, the Company plans to expand the marketing program to include farming and hospitals and food processing plants.

●	In March 2016, the Company entered into a Master Distribution Agreement (“MDA”) with Concepto Ecologicos Aplicados (“CONEAP”), a janitorial supply company based in Santo Domingo, Dominican Republic. The MDA gives CONEAP the right to resell the Company’s products for the region of the Dominican Republic for one-year renewable terms.

●	In March 2016, the Company entered into a Distribution Agreement with Everglades Supply Co, Inc., a maintenance, industrial and janitorial supply company based in Farmingdale, NY (“Everglades”). The Distribution Agreement gives Everglades the right to resell the Company’s products in the Northeastern Tri-State area (New York-New Jersey-Connecticut), South Florida and the Middle East for successive one-year automatically renewable terms.

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

The Company’s primary competitors in the environmental bio-remediation services industry are Spartan Chemical, Zep, and Arrow Chemical. We consider the competition to be competent, experienced, and they have greater financial and marketing resources than we do at the present time. Our ability to compete may be adversely affected by the ability of these competitors to devote greater resources to the marketing of their services than are available to our Company. Some of the Company’s competitors also offer a wider scope of services and have greater name recognition. Our competitors include large firms that also have extensive existing customer bases and established distribution channels.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

We purchase our raw materials as bulk dry bacterial enzymes from Bio-cat Microbials (“Bio-cat”). We purchase our raw material by using purchase orders and do not have any contractual relationship with Biocat. Biocat ships the bulk biomaterial to Mid-Continent Packaging Inc. (“MCP”) who presses and packages the tablets. Large orders of our finished product are then shipped directly from MCP to our major customers. Smaller orders are shipped to our office.

The loss of our our current principal suppliers would not have a material adverse effect on our Company. Within our industry, there are a number of manufacturers and pressers, giving us flexibility and options.

Dependence on One or a Few Major Customers

The Company, through Eco-Logical Concepts, sells its products to distributors who then resell them to end user customers. The Company currently does business with up to five distributors in Mexico, the U.S. and New Zealand, one of which accounts for 40% of our revenues. The loss of this distributor or a group of distributors generating a majority of our revenues could have a material adverse effect on the Company.

The Company’s revenues were concentrated among four customers for the year ended May 31, 2016, and three customers for the year ended May 31, 2015:

Customer	Revenue for the Year Ended May 31, 2016	Revenue for the Year Ended May 31, 2015

1	40%	14%
2	20%	30%
3	14%	*
4	11%	*
5	*	40%

* not greater than 10%

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

Research and Development Activities

We have not spent any money on research and development activities during the fiscal years ended May 31, 2016 and 2015.

Costs and Effect of Compliance with Environmental Laws

Since there are no government regulations for our product or any powder or liquid enzyme products. We believe there are no applicable costs or effects of compliance with environmental laws.

Employees

We have one full-time employee, Joel Falitz, our sole officer and director, and three part-time employees. The Company currently plans to hire two to three full-time employees by quarter ended November 30, 2016, whose principal responsibilities will be as a sales representative.

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

At May 31, 2016, we had $4,220 in cash on hand and working capital deficit of $820,208 and for the fiscal year ended May 31, 2016, we had $21,568 in revenues. In their report for the fiscal year ended May 31, 2016, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

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

Four of our customers accounted for 85% of our revenues in the fiscal year ended May 31, 2016.

For the fiscal year ended May 31, 2016, four customers accounted for 85% of our revenues, one of which generated 40% of our revenues. Our inability to achieve more customers and the loss of any one of those customers could adversely affect our revenues and could materially adversely affect our business.

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

The Company’s officers and directors may enter into agreements with the Company from time to time which may not be equivalent to similar transactions entered into with an independent third party. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While we believe that it will take prudent steps to ensure that all transactions between the Company and any officer or director are fair, reasonable, and no more than the amount it would otherwise pay to a third party in an “arms’-length” transaction, there can be no assurance that any transaction will meet these requirements in every instance.

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

Although our common stock is quoted on the OTCQB, we can have no assurances that a proper market will ever develop, and should a market develop we will have no control over the market price of our common stock. Any market price is likely to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to current or future agreements or title to our claims or the success of our new business model may have a significant impact on the market price of our stock, causing the market price to decline. In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by us could also have an adverse effect on the price of our securities. Such a decline would seriously hinder our ability to raise additional capital and prevent us from fully implementing our business plan and operations.

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

Our Articles of Incorporation and Bylaws provide for indemnification of our officers and directors.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

From March 8, 2012 to July 21, 2014, our common stock was quoted on the OTCQB under the ticker symbol “OAIR.” On March 8, 2012, 2,000 shares traded. From that date until September 3, 2014, there was no trading in the Company’s Common Stock. In connection with the Merger on May 9, 2014 and subsequent name change of the Company from On-Air Impact, Inc. to Ecosciences, Inc. on June 23, 2014, the OTCQB ticker symbol for our Common Stock was changed “ECEZ” on July 21, 2014.

The following table sets forth, for the periods indicated, the reported high and low closing quotations for our Common Stock as reported on the OTCQB for the past two fiscal years. The closing quotations reflect inter-dealer prices, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low

2016 Fiscal Year
1st Quarter ended August 31, 2015	$0.54	$0.30
2nd Quarter ended November 30, 2015	$0.37	$0.10
3rd Quarter ended February 28, 2016	$0.14	$0.05
4th Quarter ended May 31, 2016	$0.13	$0.02

2015 Fiscal Year
1st Quarter ended August 31, 2014	$0.50	$0.50
2nd Quarter ended November 30, 2014	$0.50	$0.18
3rd Quarter ended February 28, 2015	$0.69	$0.26
4th Quarter ended May 31, 2015	$0.75	$0.28

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

Common Stock

As of May 31, 2016, there were 101,751,500 shares of our Common Stock outstanding.

Pursuant to our bylaws, our Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing at least a majority of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation does not provide for cumulative voting in the election of directors.

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

(g)	subject to the above, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as our board of directors may, at the time so acting, lawfully fix and determine under the Nevada Revised Statutes.

The following table reflects the amount of shares of Preferred Stock designated, issued and outstanding as of the date of this Annual Report.

Series	Designated	Issued	Outstanding
A	3,000,000	2,000,000	1,593,630
B	200,000	200,000	200,000
C	10,000,000	4,700,000	4,700,000
D	10,000,000	610,000	610,000
Total:	23,200,000	11,600,000	7,103,630

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

Holders of Our Common Stock

As of May 31, 2016, we had 55 record holders of our Common Stock.

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

Convertible Securities

In addition to our Series A, C and D Preferred Stock, the following is a list of our outstanding convertible promissory notes which are the other outstanding securities convertible into shares of our Common Stock or rights convertible or exchangeable into shares of our Common Stock:

●	On December 22, 2011, the Company entered into two convertible promissory note agreements for an aggregate principal amount of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At May 31, 2016 and 2015, the Company owed accrued interest of $1,778 and $1,376, respectively. At May 31, 2016 and 2015, the balance owing on the two Notes was $4,000.

●	On December 22, 2011, the Company entered into a convertible promissory note agreement for an aggregate principal amount of $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the Note, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. No payment of principal or interest have been made during the year ended May 31, 2016. At May 31, 2016 and 2015, the Company owed accrued interest of $367 and $249, respectively. At May 31, 2016 and 2015, the balance owing on the Note was $1,177.

●	On December 28, 2011, the Company entered into two convertible promissory note agreements for an aggregate principal amount of $6,000, of which $5,000 is due to the President of the Company. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.0001 per share. At May 31, 2016 and 2015, the Company owed accrued interest of $443 and $342, respectively. At May 31, 2016 and 2015, the balance owing on the Note was $1,000.

●	On February 19, 2016, the Company entered into a Convertible Promissory Note agreement for $14,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At May 31, 2016, the Company owed accrued interest of $304. At May 31, 2016, the balance owing on the Note was $14,000.

●	On May 12, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At May 31, 2016, the Company owed accrued interest of $40. At May 31, 2016, the balance owing on the Note was $10,000.

●	On July 19, 2016, the Company entered a Securities Purchase Agreement whereas the Company agreed to issue two Convertible Redeemable Notes for an aggregate of $121,000. The Convertible Redeemable Notes bear interest at 12% per annum and contain a 10% original issue discount, such that the purchase price of each note is $55,000. The principal amount and any interest thereon are due one year following the borrowing date. On July 19, 2016, in consideration for the first Convertible Redeemable Note, the Company received cash proceeds of $55,000. During the first six months that the first Convertible Redeemable Note is in effect, the Company may redeem the Note at 140% of the par value plus accrued interest. On July 19, 2016, in consideration for the second Convertible Redeemable Note, the Company received a Promissory Note with a par value of $55,000. The Promissory Note bears interests at 12% per annum and is secured by the second Convertible Redeemable Note of the Company. The principal amount of the Promissory Note and any interest thereon are due eight months following the lending date. The principal amount of the Promissory Note must be paid in full prior to executing any conversions of the second Convertible Redeemable Note. Pursuant to the agreements, the Convertible Redeemable Notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

●	On July 19, 2016, the Company entered into a Securities Purchase Agreement whereas the Company agreed to issue a Convertible Promissory Note for $56,750. The Company will receive proceeds of $50,000 after deducting $6,750 of diligence and legal fees. The principal amount and any interest thereon are due nine months following the borrowing date. The Note bears interest at 12% per annum, increasing to 24% per annum if any principal or interest in not paid when due. For the first 180 days, the Company has the right to prepay the Note of up to 150% of all amounts owed. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the issue date and (ii) a 50% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion.

●	On August 25, 2016, the Company entered into a Convertible Promissory Note Agreement for $10,000 with a third party unaffiliated lender. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the end of the fiscal year ended May 31, 2016.

Recent Sales of Unregistered Securities

●	On June 4, 2015, upon execution of a Management Services Agreement, dated June 4, 2015, with Joel Falitz, the President, CEO, Secretary and Treasurer, the Company issued 100,000 shares of the Series D convertible preferred stock to the President of the Company at $0.10 per share in exchange for management services.

●	On June 4, 2015, upon execution of Services Agreements with four unrelated third party persons or companies the Company issued an aggregate of 400,000 shares of the Series D convertible preferred stock at $0.10 per share in exchange for services.

●	On June 11, 2015, upon execution of a Services Agreement with an unrelated third party company, the Company issued 50,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

●	On June 11, 2015, upon execution of the Services Agreements with two unrelated third party persons or companies, the Company issued 60,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

●	On September 11, 2015, the Company entered into a Stock Purchase Agreement, whereby the Company issued 125,000 shares of Series A preferred stock at $0.20 per share for proceeds of $25,000.

●	On October 2, 2015, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $10,000, bearing interest at the rate of 8% per annum and maturing on the one-year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment.

●	On October 29, 2015, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $10,000, bearing interest at the rate of 8% per annum and maturing on the one-year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment.

●	On February 19, 2016, the Company entered into a Convertible Promissory Note agreement for $14,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At May 31, 2016, the Company owed accrued interest of $304. At May 31, 2016, the balance owing on the Note was $14,000.

●	On May 12, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At May 31, 2016, the Company owed accrued interest of $40. At May 31, 2016, the balance owing on the Note was $10,000.

●

On July 19, 2016, the Company entered a Securities Purchase Agreement whereas the Company agreed to issue two Convertible Redeemable Notes for an aggregate of $121,000. The Convertible Redeemable Notes bear interest at 12% per annum and contain a 10% original issue discount, such that the purchase price of each note is $55,000. The principal amount and any interest thereon are due one year following the borrowing date. On July 19, 2016, in consideration for the first Convertible Redeemable Note, the Company received cash proceeds of $55,000. During the first six months that the first Convertible Redeemable Note is in effect, the Company may redeem the Note at 140% of the par value plus accrued interest. On July 19, 2016, in consideration for the second Convertible Redeemable Note, the Company received a Promissory Note with a par value of $55,000. The Promissory Note bears interests at 12% per annum and is secured by the second Convertible Redeemable Note of the Company. The principal amount of the Promissory Note and any interest thereon are due eight months following the lending date. The principal amount of the Promissory Note must be paid in full prior to executing any conversions of the second Convertible Redeemable Note. Pursuant to the agreements, the Convertible Redeemable Notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

●

On July 19, 2016, the Company entered into a Securities Purchase Agreement whereas the Company agreed to issue a Convertible Promissory Note for $56,750. The Company will receive proceeds of $50,000 after deducting $6,750 of diligence and legal fees. The principal amount and any interest thereon are due nine months following the borrowing date. The Note bears interest at 12% per annum, increasing to 24% per annum if any principal or interest in not paid when due. For the first 180 days, the Company has the right to prepay the Note of up to 150% of all amounts owed. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the issue date and (ii) a 50% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion.

●

On August 25, 2016, the Company entered into a Convertible Promissory Note Agreement for $10,000 with a third party unaffiliated lender. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities, the shares were issued to a small finite group of persons and no solicitation or advertisement was made in connection therewith. See also, “Liquidity & Capital Resources” and Item 9B. Other Information.

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

	For the Year Ended May 31, 2016		For the Year Ended May 31, 2015
	$	% of Revenue	$	% of Revenue

Revenue:	$21,568	–	$27,599	–
Cost of sales:	(8,074)	37.44%	(10,017)	36.29%
Gross profit	13,494	62.56%	17,582	63.71%

Operating expenses:
General and administrative	117,530	544.93%	43,977	159.34%
Professional fees	353,027	1,636.81%	147,921	535.97%
Total Expenses	470,557	2,181.74%	191,898	695.31%

Net loss before other expenses:	(457,063)	2,119.17%	(174,316)	631.60%

Other expenses:

Interest expense	38,047	176.40%	16,095	58.32%
Net loss	$(495,110)	2,295.58%	$(190,411)	689.92%

(1) Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	For the Year Ended May 31, 2016	For the Year Ended May 31, 2015	% Change

Revenue	$21,568	$27,599	(21.85)%

Our Revenue decreased by 21.85% for the fiscal year ended May 31, 2016 as compared to the fiscal year ended May 31, 2015. The decrease is attributable to the lower sales for this period, specifically at the end of fiscal year ended May 31, 2015 there was a stocking order to a client for $11,025 that was not present in fiscal year ended May 31, 2016.

Costs and Expenses

Cost of Sales

	For the Year Ended May 31, 2016	For the Year Ended May 31, 2015	% Change

Cost of Sales	$8,074	$10,017	(19.40)%

Our Costs of Sales decreased by 19.40% for the fiscal year ended May 31, 2016 as compared to the fiscal year ended May 31, 2015. The decrease is attributable to lower gross sales as well as inventory adjustments.

Operating Expenses

	For the Year Ended May 31, 2016	For the Year Ended May 31, 2015	% Change

Operating Expenses	$470,557	$191,898	145.21%

Our Operating Expenses increased by 145.21% for the fiscal year ended May 31, 2016 as compared to the fiscal year ended May 31, 2015. The increase is attributable to an increase in management and consulting fees due to the number of Service Agreements entered into during the year ended May 31, 2016.

Interest Expense

	For the Year Ended May 31, 2016	For the Year Ended May 31, 2015	% Change

Interest Expense	$38,047	$16,095	136.39%

Our Interest Expense increased by 136.39% for the fiscal year ended May 31, 2016 as compared to the fiscal year ended May 31, 2015. The increase is attributable to a 19.20% increase in notes in 2016 as well as the compounding nature of interest.

Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. As of May 31, 2016, we had an accumulated deficit of $940,050 and a stockholders’ deficit of $820,208. We have incurred net losses of $495,110 and $190,411 for the fiscal years ended May 31, 2016 and 2015, respectively.

At May 31, 2016, we were indebted to our President and a company controlled by the President for approximately $42,046 for expenses paid by him on behalf of the Company. The amount was borrowed pursuant to a verbal agreement and is unsecured, non-interest bearing and due on demand.

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

	For the Year Ended May 31, 2016	For the Year Ended May 31, 2015

Cash, beginning of period	$381	$19,238
Net cash used in operating activities	(68,582)	(70,357)

Net cash provided by financing activities	72,421	51,500
Cash, end of period	$4,220	$381

Liquidity & Capital Resources

At May 31, 2016, we had $4,220 in cash on hand and an accumulated deficit of $940,050 and had $21,568 in revenues for the twelve-month period ending May 31, 2016. In their report for the fiscal year ended May 31, 2016, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

To date, we have financed our operations primarily through the sale of Promissory Notes to Joel Falitz and other non-affiliated third parties and the issuance and sale of equity securities for cash consideration. As of May 31, 2016, we have financed our operations by the following:

●	From December 31, 2011 to July 1, 2015, the Company, through Eco-Logical, borrowed an aggregate of $19,807.78 from unaffiliated third parties. The loans are unsecured, non-recourse and non-interest bearing. At May 31, 2016 and 2015, the balance owing on these loans were $5,528 and $3,732, respectively.

●

On February 12, 2013, the Company entered into a promissory note with our founder for an aggregate principal amount of $8,000. The Note is non-interest bearing. At May 31, 2016 and 2015, the balance owing on the Note was $8,000.

●	On December 22, 2011, the Company entered into two convertible promissory note agreements for an aggregate principal amount of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At May 31, 2016 and 2015, the Company owed accrued interest of $1,778 and $1,376, respectively. At May 31, 2016 and 2015, the balance owing on the two Notes was $4,000.

●	On December 22, 2011, the Company entered into a convertible promissory note agreement for an aggregate principal amount of $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the Note, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. No payment of principal or interest have been made during the year ended May 31, 2016. At May 31, 2016 and 2015, the Company owed accrued interest of $367 and $249, respectively. At May 31, 2016 and 2015, the balance owing on the Note was $1,177.

●	On December 28, 2011, the Company entered into two convertible promissory note agreements for an aggregate principal amount of $6,000, of which $5,000 is due to the President of the Company. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.0001 per share. At May 31, 2016 and 2015, the Company owed accrued interest of $443 and $342, respectively. At May 31, 2016 and 2015, the balance owing on the Note was $1,000.

●	On April 12, 2013, the Company entered into a promissory note for the principal amount of $20,000 with an unaffiliated third party, as the lender. The Note bears interest at the rate of 10% per annum and interest shall be paid semi-annually on the 1st day of each calendar quarter commencing on November 1, 2013. All principal and unpaid and accrued interest is due sixty (60) days after demand. The Note may be prepaid without penalty. At May 31, 2016 and 2015, the Company owed accrued interest of $6,274 and $4,268, respectively. At May 31, 2016 and 2015, the balance owing on the Note was $20,000.

●	On May 8, 2014, Eco-Logical sold a one-year promissory note to Maverick, LLC (“Maverick”) for the principal amount of $25,000 and bearing interest at rate of 8% per annum. Pursuant to the terms of the promissory note, simultaneously with the sale of all or substantially all of the assets of Eco-Logical, upon the merger or combination of Eco-Logical with another entity (other than for changing domicile), or change of control of Eco-Logical, the outstanding principal and accrued interest thereon under the promissory note automatically converted, without any action being taken by Eco-Logical or Maverick, into a number of shares of common stock and/or preferred stock of Eco-Logical which would enable Maverick to have voting and dispositive control of Eco-Logical. On May 9, 2014, the promissory note issued to Maverick was converted into 5,000,000 shares of Eco-Logical’s common stock and 200,000 shares of Eco-Logical’s Series A Preferred Stock. Pursuant to Eco-Logical’s Series A Certificate of Designation filed with the Secretary of State of the State of Delaware, the outstanding shares of Series A Non-Convertible Preferred Stock voted together with the shares of Common Stock and other voting securities of Eco-Logical as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Non-Convertible Preferred Stock is outstanding, represented eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of Eco-Logical or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock. Upon the consummation of the Merger, Maverick’s 5,000,000 shares of Eco-Logical common stock and 200,000 shares of Eco-Logical Series A Non-Convertible Preferred Stock converted into 50,000 shares of our Common Stock and 200,000 shares of our Series B Non-Convertible Preferred Stock, respectively. The voting rights of shares of our Series B Non-Convertible Preferred Stock are identical to the voting rights Eco-Logical’s Series A Non-Convertible Preferred Stock. Therefore, as a result of the Merger, Maverick has voting control over the Company. As a result of the 500-for-1 Forward Stock Split of the Company’s outstanding Common Stock on June 23, 2014, the 50,000 shares of Common Stock held by Maverick resulted in Maverick owning 25,000,000 shares of the Company’s Common Stock.

●	On May 9, 2014, the Company entered into that certain Master Loan Agreement, dated May 9, 2014 (the “Loan Agreement”), with Baccarat Holdings, Inc., an unaffiliated third party lender (“Baccarat” or the “Lender”). Subject to the terms and conditions set forth in the Loan Agreement, Baccarat agreed, from time to time to purchase from the Company, and the Company agreed to sell and issue to Baccarat, one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed the $500,000 and that no Event of Default has occurred and has remained uncured. Amounts borrowed under the Loan Agreement shall be evidenced by an unsecured, non-recourse Promissory Note, bear interest at a rate of 8% per annum, mature on the first anniversary date thereof, and may be prepaid by the Company before the maturity date thereof. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement shall automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and Baccarat and (ii) written termination notice is delivered by the Company or Baccarat to the other party. There can be no assurances that any additional funds will be available to us under the Loan Agreement since it provides that the Lender may terminate this Agreement at any time.

As of May 31, 2016, the Company had sold the following promissory notes to Bacarat pursuant to the Loan Agreement. The Company is currently renegotiating with Bacarat to extend the maturity date of the Notes:

				As of May 31, 2016
Issue Date	Maturity Date	Principal	Interest Rate	Accrued Interest	Total Outstanding
05/09/14	05/09/15	$50,000	8.0%	$8,603	$58,603
05/19/14	05/19/15	$45,000	8.0%	$7,632	$52,632
06/06/14	06/06/15	$30,000	8.0%	$4,955	$34,955
08/11/14	08/11/15	$25,000	8.0%	$3,727	$28,727
08/18/14	08/18/15	$10,000	8.0%	$1,474	$11,474
08/25/14	08/25/15	$10,000	8.0%	$1,457	$11,457
		$170,000		$27,848	$197,848

●	On August 26, 2014, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $2,500, bearing interest at the rate of 8% per annum and maturing on the one-year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and form time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At May 31, 2016 and 2015, the Company owed accrued interest of $364 and $152, respectively. The Company is currently renegotiating with the lender to extend the maturity date of the Note. At May 31, 2016 and 2015, the balance owing on the Note was $2,500.

●	On March 16, 2015, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the one-year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At May 31, 2016 and 2015, the Company owed accrued interest of $1,465 and $250, respectively. At May 31, 2016 and 2015, the balance owing on the Note was $15,000.

●	On April 28, 2015, the Company sold a three-month promissory note to unaffiliated third party for the principal amount of $19,000, bearing interest at the rate of 8% per annum and maturing on the three-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At May 31, 2016 and 2015, the Company owed accrued interest of $nil and $137, respectively. At May 31, 2016 and 2015, the balance owing on the Note was $nil and $19,000, respectively.

●	On June 18, 2015, the Company sold a six-month promissory note to unaffiliated third party for the principal amount of $4,000, bearing interest at the rate of 8% per annum and maturing on the six-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. During the three months ended May 31, 2016, the Company made payments totaling $4,000. At May 31, 2016 there was no accrued interest or outstanding principal.

●	On September 11, 2015, the Company consummated a sale under a Stock Purchase Agreement, dated September 11, 2015, with an unaffiliated third party “accredited investor” pursuant to which such investor purchased 125,000 shares of Series A Convertible Preferred Stock from the Company for $0.20 per share (or an aggregate of $25,000). The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities, the shares were issued to one accredited investor and no solicitation or advertisement was made in connection therewith.

●	On October 2, 2015, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $10,000, bearing interest at the rate of 8% per annum and maturing on the one-year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At May 31, 2016, the Company owed accrued interest of $523. At May 31, 2016, the balance owing on the Note was $10,000.

●	On October 29, 2015, the Company sold a one-year promissory note to unaffiliated third party for the principal amount of $10,000, bearing interest at the rate of 8% per annum and maturing on the one-year anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At May 31, 2016, the Company owed accrued interest of $464. At May 31, 2016, the balance owing on the Note was $10,000.

●	On November 9, 2015, the Company sold a six-month promissory note to unaffiliated third party for the principal amount of $12,000, bearing interest at the rate of 8% per annum and maturing on the six-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At May 31, 2016, the Company owed accrued interest of $527. At May 31, 2016, the balance owing on the Note was $12,000.

●	On January 15, 2016, the Company sold a six-month promissory note to unaffiliated third party for the principal amount of $4,700, bearing interest at the rate of 10% per annum and maturing on the six-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At May 31, 2016, the Company owed accrued interest of $176. At May 31, 2016, the balance owing on the Note was $4,700.

●	On February 1, 2016, the Company sold a six-month promissory note to unaffiliated third party for the principal amount of $1,000, bearing interest at the rate of 10% per annum and maturing on the six-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At May 31, 2016, the Company owed accrued interest of $33. At May 31, 2016, the balance owing on the Note was $1,000.

●	On February 12, 2016, the Company sold a six-month promissory note to unaffiliated third party for the principal amount of $1,200, bearing interest at the rate of 10% per annum and maturing on the six-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At May 31, 2016, the Company owed accrued interest of $36. At May 31, 2016, the balance owing on the Note was $1,200.

●	On February 19, 2016, the Company sold a six-month promissory note to unaffiliated third party for the principal amount of $2,000, bearing interest at the rate of 8% per annum and maturing on the six-month anniversary of the date thereof. The Company may prepay all or any portion of the promissory note at any time and from time to time without premium or penalty. Any such prepayment shall first be applied against the installments of principal due under the note in the inverse order of their maturity and shall be accompanied by payment of accrued interest on the amount prepaid to the date of prepayment. At May 31, 2016, the Company owed accrued interest of $5. At May 31, 2016, the balance owing on the Note was $1,229.

●	On February 19, 2016, the Company entered into a Convertible Promissory Note agreement for $14,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At May 31, 2016, the Company owed accrued interest of $304. At May 31, 2016, the balance owing on the Note was $14,000.

●	On May 12, 2016, the Company entered into a Convertible Promissory Note Agreement for $10,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At May 31, 2016, the Company owed accrued interest of $40. At May 31, 2016, the balance owing on the Note was $10,000.

●

On July 19, 2016, the Company entered a Securities Purchase Agreement whereas the Company agreed to issue two Convertible Redeemable Notes for an aggregate of $121,000. The Convertible Redeemable Notes bear interest at 12% per annum and contain a 10% original issue discount, such that the purchase price of each note is $55,000. The principal amount and any interest thereon are due one year following the borrowing date. On July 19, 2016, in consideration for the first Convertible Redeemable Note, the Company received cash proceeds of $55,000. During the first six months that the first Convertible Redeemable Note is in effect, the Company may redeem the Note at 140% of the par value plus accrued interest. On July 19, 2016, in consideration for the second Convertible Redeemable Note, the Company received a Promissory Note with a par value of $55,000. The Promissory Note bears interests at 12% per annum and is secured by the second Convertible Redeemable Note of the Company. The principal amount of the Promissory Note and any interest thereon are due eight months following the lending date. The principal amount of the Promissory Note must be paid in full prior to executing any conversions of the second Convertible Redeemable Note. Pursuant to the agreements, the Convertible Redeemable Notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

●

On July 19, 2016, the Company entered into a Securities Purchase Agreement whereas the Company agreed to issue a Convertible Promissory Note for $56,750. The Company will receive proceeds of $50,000 after deducting $6,750 of diligence and legal fees. The principal amount and any interest thereon are due nine months following the borrowing date. The Note bears interest at 12% per annum, increasing to 24% per annum if any principal or interest in not paid when due. For the first 180 days, the Company has the right to prepay the Note of up to 150% of all amounts owed. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the issue date and (ii) a 50% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion.

●

On August 25, 2016, the Company entered into a Convertible Promissory Note Agreement for $10,000 with a third party unaffiliated lender. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request.

●	On August 30, 2016, the Company borrowed $1,000 from the President of the Company. The loan is unsecured, non-recourse and non-interest bearing.

See also “Item 9B. Other Information.”

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Ecosciences, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ecosciences, Inc.

We have audited the accompanying consolidated balance sheets of Ecosciences, Inc. (the “Company”) as of May 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. Ecosciences, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

East Hanover, New Jersey
September 19, 2016

Ecosciences, Inc.

Consolidated Balance Sheets

	May 31, 2016	May 31, 2015

ASSETS

Current Assets

Cash	$4,220	$381
Accounts receivable - net	–	3,371
Inventory	5,169	2,772
Prepaid expenses	771	1,537

Total Assets	$10,160	$8,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$165,483	$141,711
Accrued liabilities	331,505	22,439
Due to related parties	42,046	10,600
Notes payable	261,157	238,232
Convertible notes payable	30,177	6,177

Total Liabilities	830,368	419,159

Commitments

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized, $0.0001 par value;

Series A Redeemable and Convertible Preferred Stock 1,593,630 shares issued and outstanding (2015 – 1,468,630 shares)	160	147

Series B Preferred Stock 200,000 shares issued and outstanding	20	20

Series C Redeemable and Convertible Preferred Stock 4,700,000 shares issued and outstanding	470	470

Series D Convertible Preferred Stock 610,000 shares issued and outstanding (2015 – 0 shares)	61	–

Common Stock 500,000,000 shares authorized, $0.0001 par value; 101,751,500 shares issued and outstanding	10,175	10,175

Additional Paid-in Capital	108,956	23,030

Deficit	(940,050)	(444,940)

Total Stockholders’ Deficit	(820,208)	(411,098)

Total Liabilities and Stockholders’ Deficit	$10,160	$8,061

Ecosciences, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015

Revenue	$21,568	$27,599
Cost of sales	(8,074)	(10,017)

Gross Profit	13,494	17,582

Expenses
General and administrative	117,530	43,977
Professional fees	353,027	147,921

Total Expenses	470,557	191,898

Net Loss Before Other Expenses	(457,063)	(174,316)

Other Expenses
Interest expense	(38,047)	(16,095)

Net Loss	$(495,110)	$(190,411)

Net Loss Per Share – Basic and Diluted	$–	$–
Weighted-average Common Shares Outstanding – Basic and Diluted	101,751,500	310,354,240

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – May 31, 2014	336,751,500	$33,675	1,768,630	$177	200,000	$20	–	$–	–	$–	$–	$(194,559)	$(160,687)

Redemption of Series A preferred stock	–	–	(300,000)	(30)	–	–	–	–	–	–	–	(59,970)	(60,000)

Share exchange agreement	(235,000,000)	(23,500)	–	–	–	–	4,700,000	470	–	–	23,030	–	–

Net loss	–	–	–	–	–	–	–	–	–	–	–	(190,411)	(190,411)

Balance – May 31, 2015	101,751,500	$10,175	1,468,630	$147	200,000	$20	4,700,000	$470	–	$–	$23,030	$(444,940)	$(411,098)

Series A preferred stock issued for cash	–	–	125,000	13	–	–	–	–	–	–	24,987	–	25,000

Series D preferred stock issued for services	–	–	–	–	–	–	–	–	610,000	61	60,939	–	61,000

Net loss	–	–	–	–	–	–	–	–	–	–	–	(495,110)	(495,110)

Balance – May 31, 2016	101,751,500	$10,175	1,593,630	$160	200,000	$20	4,700,000	$470	610,000	$61	$108,956	$(940,050)	$(820,208)

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

Consolidated Statements of Cash Flows

	Year Ended May 31, 2016	Year Ended May 31, 2015

Cash Flows from Operating Activities

Net loss	$(495,110)	$(190,411)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	61,000	–

Changes in operating assets and liabilities:
Accounts receivable	3,371	(2,073)
Inventory	(2,397)	(737)
Prepaid expenses	766	(1,537)
Accounts payable	23,772	105,806
Accrued liabilities	309,066	18,595
Due to related parties	30,950	–

Net Cash Used in Operating Activities	(68,582)	(70,357)

Cash Flows from Financing Activities

Advances from related party	496	–
Proceeds from notes payable	48,096	111,500
Payment of notes payable	(25,171)	–
Proceeds from convertible notes payable	24,000	–
Redemption of Series A redeemable preferred stock	–	(60,000)
Proceeds from issuance of Series A redeemable preferred stock	25,000	–

Net Cash Provided by Financing Activities	72,421	51,500

Change in Cash	3,839	(18,857)

Cash - Beginning of Year	381	19,238

Cash - End of Year	$4,220	$381

Supplemental Disclosures of Cash Flow Information:

Interest paid	$1,379	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

1.	Nature of Operations

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2016, the Company has accumulated losses of $940,050 and a working capital deficit of $820,208. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At May 31, 2016, and 2015, the Company’s accounts receivable are offset by a provision for doubtful accounts of $1,338 and $1,054, respectively.

e)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At May 31, 2016, and 2015, the Company does not need a reserve for any obsolescence due to the current nature of the inventory items. Inventory consisted of water purification tablets and ingredients required to manufacture water purification tablets.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (continued)

f)	Shipping and Handling Costs

The Company expenses shipping and handling costs as incurred and includes in general and administrative expenses. Such costs totaled approximately $15 and $553 for the years ended May 31, 2016, and 2015, respectively.

g)	Advertising Costs

The Company expenses advertising costs as incurred. Such costs totaled approximately $4,680 and $545 for the years ended May 31, 2016, and 2015, respectively.

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

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets.

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, due to related parties, loans payable and convertible notes payable. There were no transfers into or out of “Level 3” during the years ended May 31, 2016, and 2015. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

In May 2014, the FASB issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In July 2015, the FASB delayed the effective date of this guidance by one year. The guidance is now effective for public companies for annual periods beginning after December 15, 2017, as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

l)	Reclassifications

Certain amounts in the fiscal 2015 consolidated financial statements have been reclassified to conform to the fiscal 2016 presentation, specifically classifications between professional fees and general and administrative expenses.

4.	Inventory

Inventory consists of the following:

	May 31, 2016	May 31, 2015

Raw Materials	$1,353	$34
Finished Goods	2,213	1,882
Packaging Supplies	1,603	856

Total	$5,169	$2,772

5.	Related Party Transactions

a)	During the year ended May 31, 2016, the Company incurred management services fees of $41,200 (2015 - $nil) to the President of the Company, of which $10,000 was paid through the issuance of 100,000 shares of the Company’s Series D convertible preferred stock at $0.10 per share upon execution of the Management Services Agreement referred to in Note 9 (a).

b)	During the year ended May 31, 2016, the Company was advanced $5,668 by the President of the Company and a company controlled by the President of the Company, and repaid $5,172 of that amount by May 31, 2016. At May 31, 2016, and 2015, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $42,046 and $10,600, respectively. The amount is unsecured, non-interest bearing and due on demand.

6.	Notes Payable

Notes payable consist of the following:		May 31, 2016		May 31, 2015

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$5,528		$3,732
b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note is due one year following the borrowing date.	8,000		8,000
c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At May 31, 2016, and 2015, the Company owed accrued interest of $6,274 and $4,268, respectively.	20,000		20,000
d)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At May 31, 2016, and 2015, the Company owed accrued interest of $27,848 and $13,164, respectively.	170,000	*	170,000	*
e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At May 31, 2016, and 2015, the Company owed accrued interest of $364 and $152, respectively.	2,500		2,500
f)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At May 31, 2016, and 2015, the Company owed accrued interest of $1,465 and $250, respectively.	15,000		15,000
g)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due three months following the borrowing date. At May 31, 2016, and 2015, the Company owed accrued interest of $nil and $137, respectively.	–		19,000
h)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due six months following the borrowing date. At May 31, 2016, and 2015, the Company owed accrued interest of $5 and $nil, respectively	1,229		–

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

6.	Notes Payable (continued)

i)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At May 31, 2016, and 2015, the Company owed accrued interest of $987 and $nil, respectively.	20,000	–
j)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due six months following the borrowing date. At May 31, 2016, and 2015, the Company owed accrued interest of $527 and $nil, respectively.	12,000	–
k)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due six months following the borrowing date. At May 31, 2016, and 2015, the Company owed accrued interest of $176 and $nil, respectively.	4,700	–
l)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due six months following the borrowing date. At May 31, 2016, and 2015, the Company owed accrued interest of $33 and $nil, respectively.	1,000	–
m)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due six months following the borrowing date. At May 31, 2016, and 2015, the Company owed accrued interest of $36 and $nil, respectively.	1,200	–
		$261,157	$238,232

*	On May 9, 2014, the Company entered into a Master Loan Agreement (the “Loan Agreement”), whereby the lender agreed, from time to time, to purchase from the Company one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed $500,000 and that no Event of Default has occurred and remains uncured. Amounts borrowed under the Loan Agreement are evidenced by an unsecured, non-recourse Promissory Note, bearing interest at a rate of 8% per annum, maturing on the first anniversary date thereof, and may be prepaid by the Company before the maturity date. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement will automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and the lender and (ii) written termination notice is delivered by the Company or the lender to the other party. Two notes matured in May 2015 and were not repaid. Therefore, under the default terms of the Loan Agreement, all remaining promissory notes immediately become due and payable.

7.	Convertible Notes Payable

a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At May 31, 2016, and 2015, the Company owed accrued interest of $1,778 and $1,376, respectively. At May 31, 2016, and 2015, the balance owing on the two Notes was $4,000.

b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. No payment of principal or interest have been made during the year ended May 31, 2016. At May 31, 2016, and 2015, the Company owed accrued interest of $367 and $249, respectively. At May 31, 2016, and 2015, the balance owing on the Note was $1,177.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

7.	Convertible Notes Payable (continued)

c)	On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $1,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.001 per share. At May 31, 2016, and 2015, the Company owed accrued interest of $443 and $342, respectively. At May 31, 2016, and 2015, the balance owing on the Note was $1,000.

d)	On February 19, 2016, the Company entered into a Convertible Promissory Note agreement for $14,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At May 31, 2016, the Company owed accrued interest of $304. At May 31, 2016, the balance owing on the Note was $14,000.

e)	On May 12, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At May 31, 2016, the Company owed accrued interest of $40. At May 31, 2016, the balance owing on the Note was $10,000.

8.	Preferred Stock

a)	On June 4, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Designation for the Company’s Series C convertible preferred stock originally filed with the Secretary of State of Nevada on April 20, 2015. Pursuant to the Amendment, the Company increased the number of shares of common stock issuable upon the conversion of each share of Series C preferred stock from 10 shares to 12 shares but also added the restriction that the holder has to wait until the one year anniversary date of issuance before the holder can elect to convert. Also, the Company removed the right of the holder to elect to have any portion of the shares be repurchased by the Company at $0.10 per share, and amended the voting rights to increase the voting equivalency of each share of Series C preferred stock from 10 shares to 12 shares of common stock.

b)	On June 4, 2015, the Company designated 10,000,000 shares of preferred stock as Series D convertible preferred stock. The holders of the Series D convertible preferred stock may elect to convert their shares at any time and from time to time and after the first year anniversary of the issue date. Each share of Series D convertible preferred stock is convertible into 10 shares of common stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series D convertible preferred stock that would result in the stockholder beneficially owning more than 4.99% of the common stock of the Company. The holders of the Series D convertible preferred stock shall be entitled to a number of votes equal to the number of shares of common stock into which the Series D shares held are convertible.

c)	On June 4, 2015, upon execution of the Management Services Agreement referred to in Note 9 (a), the Company issued 100,000 shares of the Series D convertible preferred stock to the President of the Company at $0.10 per share in exchange for management services.

d)	On June 4, 2015, upon execution of the Services Agreements referred to in Note 9 (b), the Company issued 400,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

e)	On June 11, 2015, upon execution of the Services Agreements referred to in Notes 9 (d) and (e), the Company issued 110,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

f)	On September 11, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to amend the provisions of the Company’s Amended and Restated Certificate of Designation for the Company’s Series A convertible preferred stock originally filed with the Secretary of State of Nevada on May 8, 2014. Pursuant to the Amendment, the Company restated the conversion and redemption terms of the Series A convertible preferred stock. For shares of Series A convertible preferred stock issued prior to September 11, 2015, the holders shall have the right to convert the shares from the first anniversary date of issuance. For shares of Series A convertible preferred stock issued on or after September 11, 2015, the holders shall have the right to convert the shares from October 1, 2016. The Company may also redeem all, or any portion of, the outstanding shares of Series A convertible preferred stock for $0.40 per share.

g)	On September 11, 2015, the Company entered into a Stock Purchase Agreement, whereby the Company issued 125,000 shares of Series A preferred stock at $0.20 per share for proceeds of $25,000.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

9.	Commitments

a)	On June 4, 2015, the Company entered into a Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company has agreed to pay $31,200 per year, accruing in equal monthly increments of $2,600, and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

b)	On June 4, 2015, the Company entered into Services Agreements with four unrelated third party persons or companies. In consideration of these services, the Company has agreed to pay an aggregate $96,000 per year, accruing in equal monthly increments of $8,000, and to issue an aggregate 4,000,000 shares of the Company’s Series D convertible preferred stock, of which 400,000 shares were issued upon the execution of the Services Agreements, and the remaining 3,600,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

c)	On June 9, 2015, the Company entered into a Consultancy Agreement with a company for investor relations services. The Company has agreed to pay $5,000 per month and the term of the Consultancy Agreement is for six months, commencing June 11, 2015. On January 1, 2016, the Consultancy Agreement was extended for an additional six months.

d)	On June 11, 2015, the Company entered into a Services Agreement with an unrelated third party company. In consideration of these services, the Company has agreed to pay $60,000 per year, accruing in equal monthly increments of $5,000, and to issue 500,000 shares of the Company’s Series D convertible preferred stock, of which 50,000 shares were issued upon the execution of the Services Agreement, and the remaining 450,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

e)	On June 11, 2015, the Company entered into Services Agreements with two unrelated third party persons or companies. In consideration of these services, the Company has agreed to issue an aggregate 600,000 shares of the Company’s Series D convertible preferred stock, of which 60,000 shares were issued upon the execution of the Services Agreements, and the remaining 540,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

10.	Concentrations

The Company’s revenues were concentrated among four customers for the year ended May 31, 2016, and three customers for the year ended May 31, 2015:

Customer	Revenue for the Year Ended May 31, 2016	Revenue for the Year Ended May 31, 2015

1	40%	14%
2	20%	30%
3	14%	*
4	11%	*
5	*	40%

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

10.	Concentrations (continued)

The Company’s receivables were concentrated among four customers as at May 31, 2016, and two customers as at May 31, 2015:

Customer	Receivables as at May 31, 2016	Receivables as at May 31, 2015

1	37%	72%
2	35%	28%
3	35%	*
4	16%	*

* not greater than 10%

11.	Income Taxes

The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense for the years ended May 31, 2016, and 2015. At May 31, 2016, approximately $791,000 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire commencing in 2032. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

12.	Subsequent Event

a)	On June 1, 2016, our Board of Directors adopted a Code of Ethics and Business Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

b)	On July 19, 2016, the Company entered a Securities Purchase Agreement whereas the Company agreed to issue two Convertible Redeemable Notes for an aggregate of $121,000. The Convertible Redeemable Notes bear interest at 12% per annum and contain a 10% original issue discount, such that the purchase price of each note is $55,000. The principal amount and any interest thereon are due one year following the borrowing date. On July 19, 2016, in consideration for the first Convertible Redeemable Note, the Company received cash proceeds of $55,000. During the first six months that the first Convertible Redeemable Note is in effect, the Company may redeem the Note at 140% of the par value plus accrued interest. On July 19, 2016, in consideration for the second Convertible Redeemable Note, the Company received a Promissory Note with a par value of $55,000. The Promissory Note bears interests at 12% per annum and is secured by the second Convertible Redeemable Note of the Company. The principal amount of the Promissory Note and any interest thereon are due eight months following the lending date. The principal amount of the Promissory Note must be paid in full prior to executing any conversions of the second Convertible Redeemable Note. Pursuant to the agreements, the Convertible Redeemable Notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

c)	On July 19, 2016, the Company entered into a Securities Purchase Agreement whereas the Company agreed to issue a Convertible Promissory Note for $56,750. The Company will receive proceeds of $50,000 after deducting $6,750 of diligence and legal fees. The principal amount and any interest thereon are due nine months following the borrowing date. The Note bears interest at 12% per annum, increasing to 24% per annum if any principal or interest in not paid when due. For the first 180 days, the Company has the right to prepay the Note of up to 150% of all amounts owed. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the issue date and (ii) a 50% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion.

d)

On August 25, 2016, the Company entered into a Convertible Promissory Note Agreement for $10,000 with a third party unaffiliated lender. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request.

e)	On August 30, 2016, the Company borrowed $1,000 from the President of the Company. The loan is unsecured, non-recourse and non-interest bearing.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2016, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

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

As of May 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of May 31, 2016, our internal control over financial reporting was not effective because of the following material weaknesses:

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Subsequent Events:

●	Code of Ethics and Business Conduct. On June 1, 2016, our Board of Directors adopted a Code of Ethics and Business Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company posted the Code under the “Investors” tab on its website at www.ecosciences.company.

●	Actus Fund, LLC. On July 25, 2016, Company closed on the issuance of a Convertible Promissory Note, dated July 19, 2016 (the “Issue Date”), in the original principal amount of $56,750 (the “Auctus Note”) to Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which Auctus funded $50,000 to the Company after the deduction of $6,750 of diligence and legal fees. The Company sold the Auctus Note to Auctus pursuant to a Securities Purchase Agreement, dated as of July 19, 2016 (the “Auctus SPA”), between the Company and Auctus.

The Auctus Note bears interest at the rate of 12% per annum and matures on April 19, 2017 (the “Maturity Date”). Any amount of principal or interest on the Auctus Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company has the right to prepay the Auctus Note with a premium of up to 150% of all amounts owed to Actus, depending upon when the prepayment is effectuated. The Auctus Note may not be prepaid after the 180th day after the issue date.

All principal and accrued interest on the Auctus Note is convertible into shares of the Company’s common stock at the election of Actus at any time at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the Auctus Note being issued and (ii) the Variable Conversion Price which is a 50% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion.

If the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the Conversion Price is less than $0.001, the principal amount of the Auctus Note shall increase by $15,000 and the Variable Conversion Price shall be redefined to mean forty percent (40%).

The Auctus Note contains default events which, if triggered and not timely cured, will result in default interest and penalties. The Auctus Notes provides for “piggyback” registration rights for shares issuable upon the conversion of the Auctus Note.

●	ADAR Bays, LLC. On July 21, 2016, the Company closed a Securities Purchase Agreement (“ADAR SPA”) with ADAR Bays, LLC, a Florida limited liability company (“ADAR”), providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $121,000 (the “ADAR Notes”), with the first note being in the amount of $60,500 (“ADAR First Note”) and the second note being in the amount of $60,500 (“ADAR Back End Note”), each with a 10% original issue discount (“OID”). ADAR First Note was funded, with the Company receiving $55,000, net of the 10% OID. With respect to ADAR Back End Note, also with a 10% OID, ADAR issued a note to the Company in the amount of $55,000 to offset ADAR Back End Note, secured by ADAR Back End Note (“Secured Note”). The funding of ADAR Back End Note is subject to certain conditions as described in ADAR Back End Note. ADAR is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under ADAR Back End Note.

The ADAR Notes may be converted by ADAR at any time into shares of Company’s common stock calculated at the time of conversion, except for ADAR Back End Note, which requires full payment of the Secured Note by ADAR before conversions may be made, at a conversion price equal to 50% of the average of the three lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the twenty (20) prior trading days including the day upon which a Notice of Conversion is received by the Company. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 40% instead of 50% while that “Chill” is in effect. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

The ADAR Notes bear an interest rate of 12%, and are due and payable on July 19, 2017. Interest shall be paid by the Company in Common Stock (“Interest Shares”). Holder may, at any time, send in a Notice of Conversion to the Company for Interest Shares. The dollar amount converted into Interest Shares shall be all or a portion of the accrued interest calculated on the unpaid principal balance of this Note to the date of such notice. The Secured Note bears interest at the rate of 12% per annum is payable no later than March 19, 2017, unless the Company does not meet the “current information requirements” required under Rule 144 of the Securities Act, in which case ADAR may declare the ADAR Back End Note to be in Default (as defined in that note) and cross cancel its payment obligations under the Secured Note as well as the Company’s payment obligations under ADAR Back End Note.

During the first six months the ADAR First Note is in effect, the Company may redeem the ADAR First Note by paying to an amount equal to 140% of the face amount plus any accrued interest. The ADAR First Note may not be prepaid after the six-month anniversary. The ADAR Back End Note may not be prepaid, except that if the ADAR First Note is redeemed by the Company within 6 months of the issuance date of the ADAR First Note, all obligations of the Company under the ADAR Back End Note and all obligations of ADAR under the Secured Note will be automatically be deemed satisfied and such notes will be automatically be deemed cancelled and of no further force or effect.

The ADAR SPA and ADAR Notes contain certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In the event of default, at the option of ADAR and in ADAR’s sole discretion, ADAR may consider the Notes immediately due and payable.

●	On August 25, 2016, the Company entered into a Convertible Promissory Note Agreement for $10,000 with a third party unaffiliated lender. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request.

●	On August 30, 2016, the Company borrowed $1,000 from the President of the Company. The loan is unsecured, non-recourse and non-interest bearing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Merger:

Name:	Age:	Position:	Director Since:

Joel Falitz	68	Chief Executive Officer, Chairman,	May 9, 2014
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

Code of Ethics

On June 1, 2016, our Board of Directors adopted a Code of Ethics and Business Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company posted the Code under the “Investors” tab on its website at www.ecosciences.company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities (each, a “Reporting Person”) to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file. For each Reporting Person, set forth below is a description of the transactions that were not reported on a timely basis:

●	As previously reported by the Company, on September 12, 2014, Edward Whitehouse, a former officer and director of the Company, filed Form 4 to report the Second Series A Redemption Agreement, June 9, 2014, pursuant to which the Company redeemed an aggregate of 100,000 shares of Series A Preferred Stock from Mr. Whitehouse for $0.20 per share, or an aggregate of $20,000.

●	On September 12, 2014, Dorothy Whitehouse, a former officer and director of the Company and spouse of Edward Whitehouse, filed a Form 4 to report the Company’s First Series A Redemption Agreement, dated May 20, 2014, and Second Series A Redemption Agreement, dated June 9, 2014, with Edward Whitehouse. Under the Exchange Act, a person is generally regarded as beneficially owning securities held in the name of immediate family members sharing the same household. As a result, if a Section 16 insider’s spouse or household family member buys or sell company stock, the Section 16 insider is considered to have an interest in those shares and the purchase must be reported under Section 16(a).

●	Edward and Dorothy Whitehouse both resigned as officers of the Company on May 9, 2014 and as members of the Board of the Directors of the Company on June 23, 2014, and are no long obligated to file Section 16 reports pertaining to the changes in their beneficial ownership of the Company.

●	On April 20, 2015, the Company entered into a Share Exchange Agreement with Joel Falitz, the Chief Executive Officer, President, Treasurer, Secretary and Chairman of the Company, pursuant to which the Company exchanged Series C Preferred Stock for Common Stock held by Mr. Falitz on a 1-for-50 basis. Pursuant to the Share Exchange Agreement, the Company issued to Mr. Falitz an aggregate of 4.7 million (4,700,000) shares of Series C Preferred Stock in exchange for 235 million (235,000,000) of Common Stock held by Mr. Falitz. Mr. Falitz reported this change in beneficial ownership on a Form 4 filed with the SEC on September 21, 2015.

●	On May 8, 2014, Eco-Logical sold a one-year promissory note to Maverick, LLC (“Maverick”) for the principal amount of $25,000 and bearing interest at rate of 8% per annum. Pursuant to the terms of the promissory note, simultaneously with the sale of all or substantially all of the assets of Eco-Logical, upon the merger or combination of Eco-Logical with another entity (other than for changing domicile), or change of control of Eco-Logical, the outstanding principal and accrued interest thereon under the promissory note automatically converted, without any action being taken by Eco-Logical or Maverick, into a number of shares of common stock and/or preferred stock of Eco-Logical which would enable Maverick to have voting and dispositive control of Eco-Logical. On May 9, 2014, the promissory note issued to Maverick was converted into 5,000,000 shares of Eco-Logical’s common stock and 200,000 shares of Eco-Logical’s Series A Preferred Stock. Pursuant to Eco-Logical’s Series A Certificate of Designation filed with the Secretary of State of the State of Delaware, the outstanding shares of Series A Non-Convertible Preferred Stock voted together with the shares of Common Stock and other voting securities of Eco-Logical as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Non-Convertible Preferred Stock is outstanding, represented eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of Eco-Logical or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock. Upon the consummation of the Merger, Maverick’s 5,000,000 shares of Eco-Logical common stock and 200,000 shares of Eco-Logical Series A Non-Convertible Preferred Stock converted into 50,000 shares of our Common Stock and 200,000 shares of our Series B Non-Convertible Preferred Stock, respectively. The voting rights of shares of our Series B Non-Convertible Preferred Stock are identical to the voting rights Eco-Logical’s Series A Non-Convertible Preferred Stock. Therefore, as a result of the Merger, Maverick has voting control over the Company. As a result of the 500-for-1 Forward Stock Split of the Company’s outstanding Common Stock on June 23, 2014, the 50,000 shares of Common Stock held by Maverick resulted in Maverick owning 25,000,000 shares of the Company’s Common Stock.

●	On June 4, 2015, upon execution of a Management Services Agreement, dated June 4, 2015, with Joel Falitz, the President, CEO, Secretary and Treasurer, the Company issued 100,000 shares of the Series D convertible preferred stock to the President of the Company at $0.10 per share in exchange for management services.

Other than the foregoing, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended May 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended May 31, 2016; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended May 31, 2016; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended May 31, 2016.

Name & Principal Position	Fiscal Year ended May 31,	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Falitz —Chief Executive Officer, President, Secretary and Treasurer (1)	2016	$31,200	(2)	-	$10,000	(3)	-	-	-	-	$44,200	(2)(3)
	2015	-		-	-		-	-	-	-	-

(1)	Joel Falitz was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on May 9, 2014. Includes amounts from Eco-Logical Concepts, Inc., a wholly-owned subsidiary of the Company.

(2)	Accrued under that certain Management Services Agreement, dated June 4, 2015, between the Company and Joel Falitz.

(3)	Consists of 100,000 shares of Company’s Series D Convertible Preferred Stock issued pursuant to that certain Management Services Ageeement, dated June 4, 2015, between the Company and Joel Falitz and valued at $0.10 per share.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of May 31, 2016. The Company does not currently have an equity incentive plan but intends to adopt one in the future.

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

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of September 13, 2016, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Ecosciences, Inc., 420 Jericho Turnpike, Suite 110, Jericho, NY 17753.

	Common Stock
Name and Address of Beneficial Owner	Amount		Percent of Class(1)
Joel Falitz -CEO, Pres., Sec, Treas. & Chairman	15,001,500	(2)	14.73%
All Directors and Officers as a group (1 person)	15,001,500		14.73%
Maverick, LLC (3) Henville Building Prince Charles Street Charlestown	25,000,000	(4)	24.57%

(1)	Based on 101,751,500 shares of Common Stock outstanding as of September 13, 2016.

(2)	Excludes shares of Common Stock issuable upon the conversion of (i) 4,700,00 shares of Series C Preferred Stock and (ii) 100,000 shares of Series D Preferred Stock. At the option of the holder, at any time or from time to time from and after the first year anniversary of the issue date, each share of Series C and Series D Preferred Stock may be converted into twelve (12) and ten (10) shares of Common Stock, respectively, but only to the extent such conversion would not cause the holder to beneficially own more than 4.99% of the Company’s Common Stock.

(3)	Ester Barrios is the Managing Member of Maverick, LLC and has voting and dispositive control over these securities.

(4)	Excludes 200,000 shares of Series B Non-Convertible Preferred Stock. The outstanding shares of Series B Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock.

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

●	On April 20, 2015, the Company entered into a Share Exchange Agreement with Joel Falitz, the Chief Executive Officer, President, Treasurer, Secretary and Chairman of the Company, pursuant to which the Company exchanged Series C Preferred Stock for Common Stock held by Mr. Falitz on a 1-for-50 basis. Pursuant to the Share Exchange Agreement, the Company issued to Mr. Falitz an aggregate of 4.7 million (4,700,000) shares of Series C Preferred Stock in exchange for 235 million (235,000,000) of Common Stock held by Mr. Falitz.

●	On June 4, 2015, the Company entered into a Management Services Agreement with Joel Falitz, the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company has agreed to pay $31,200 per year, accruing in equal monthly increments of $2,600, and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible Preferred Stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

During the year ended May 31, 2016, the Company incurred management services fees of $41,200 to the President of the Company, of which $10,000 was paid through the issuance of 100,000 shares of the Company’s Series D Convertible Preferred Stock at $0.10 per share upon execution of the Management Services Agreement.

●	At May 31, 2016, we were indebted to our President and a company controlled by the President for approximately $42,045 for expenses paid by him on behalf of the Company. The amount was borrowed pursuant to a verbal agreement and is unsecured, non-interest bearing and due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed the Company for the fiscal years ended May 31, 2016 and 2015 for professional services rendered by our principal accountant, Friedman, LLP, for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended May 31, 2016:	$35,783
Fiscal Year Ended May 31, 2015:	$50,791

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended May 31, 2016 and 2015 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended May 31, 2016:	$0
Fiscal Year Ended May 31, 2015:	$0

Tax Fees

The aggregate fees billed the Company for the fiscal years ended May 31, 2016 and 2015 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended May 31, 2016:	$0
Fiscal Year Ended May 31, 2015:	$0

All Other Fees

The aggregate fees billed the Company for the fiscal years ended May 31, 2016 and 2015 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended May 31, 2016:	$0
Fiscal Year Ended May 31, 2015:	$0

Pre-Approval Policies and Procedures

We have not used Friedman for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have not engaged Friedman to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No:	Description:

2.1(5)	Agreement and Plan of Merger and Reorganization, dated as of May 9, 2014, by and among the On-Air Impact, Inc., Eco-Logical Merger Sub, Inc. and Eco-Logical Concepts, Inc.

3.1(1)	Articles of Incorporation of On-Air Impact, Inc.

3.2(1)	Supplement to the Articles of Incorporation of On-Air Impact, Inc.

3.3(1)	On-Air Impact, Inc. Certificate of Designations for Series A Convertible Preferred Stock, filed December 10, 2012

3.4(2)	Amendment to Articles of Incorporation of On-Air Impact, Inc. re Distribution, filed January 25, 2013 and effective February 14, 2013

Exhibit No:	Description:

3.5(2)	Amendment to Articles of Incorporation of On-Air Impact, Inc. re Reverse Split, filed January 25, 2013 and effective February 14, 2013

3.6(2)	Amendment to Articles of Incorporation of On-Air Impact, Inc. re Forward Split, filed January 25, 2013 and effective February 14, 2013

3.7(5)	Ecosciences, Inc. Amended and Restated Certificate of Designation for Series A Convertible Preferred Stock, filed May 8, 2014

3.8(11)	Amendment to the Certificate of Designation for the Series A Convertible Preferred Stock, filed September 11, 2015

3.9(5)	Ecosciences, Inc. Certificate of Designation for Series B Non-Convertible Preferred Stock, filed May 8, 2014

3.10(5)	Articles of Incorporation of Eco-Logical Concepts, Inc. filed on November 30, 2011

3.11(5)	Certificate of Amendment to Articles of Incorporation of Eco-Logical Concepts, Inc. filed on December 13, 2012

3.12(5)	Eco-Logical Concepts, Inc. Series A Certificate of Designation filed on May 7, 2014

3.13(5)	Eco-Merger Sub, Inc. Articles of Incorporation filed on May 6, 2014

3.14(5)	Certificate of Merger of Eco-Logical Concepts, Inc. and Eco-Merger Sub, Inc. filed on May 9, 2014

3.15(6)	Certificate of Amendment to Articles of Incorporation of On-Air Impact, Inc. filed June 3, 2014, effective June 23, 2014

3.16(8)	Certificate of Designation of the Series C Convertible Preferred Stock

3.17(9)	Certificate of Amendment to the Series C Convertible Preferred Stock Certificate of Designation

3.18(9)	Series D Convertible Preferred Stock Certificate of Designation

3.19(1)	Bylaws of Ecosciences, Inc. (f/k/a On-Air Impact, Inc.)

3.20(5)	Bylaws of Eco-Logical Concepts, Inc.

4.1(13)	12% $56,750 Convertible Promissory Note, dated July 19, 2016, by Ecosciences, Inc. to Auctus Fund, LLC

4.2(13)	12% $60,500 Convertible Redeemable Note, dated July 19, 2016, by Ecosciences, Inc. to ADAR Bays, LLC (ADAR First Note)

4.3(13)	12% $60,500 Convertible Redeemable Note, dated July 19, 2016, by Ecosciences Inc. to ADAR Bays, LLC (Back End Note)

4.4(13)	12% $55,000 Collateralized Secured Promissory Note, dated July 19, 2016, by ADAR BAYS, LLC to Ecosciences, Inc.

10.1(1)	Series A Convertible Preferred Stock Subscription Agreement, dated December 18, 2012, between Virginia K. Sourlis and On-Air Impact, Inc.

10.2(4)	Exchange Agreement, dated February 12, 2013, between On-Air Impact, Inc. and Virginia K. Sourlis

Exhibit No:	Description:

10.3(4)	Non-Convertible Promissory Note, dated February 12, 2013, by On-Air Impact, Inc. F/B/O Virginia K. Sourlis

10.4(5)	Master Loan Agreement, dated May 9, 2014, between On-Air Impact, Inc. and Bacarat Holdings, Inc.

10.5(5)	Share Exchange Agreement, dated May 12, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.6(5)	First Series A Preferred Share Redemption Agreement, dated May 12, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.7(7)	Second Series A Preferred Share Redemption Agreement, dated May 20, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.8(7)	Third Series A Preferred Share Redemption Agreement, dated June 9, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.9(7)	Fourth Series A Preferred Share Redemption Agreement, dated August 12, 2014, between Ecosciences, Inc. and Edward Whitehouse

10.10(7)	Fifth Series A Preferred Share Redemption Agreement, dated August 21, 2014, between Ecosciences, Inc. and Edward Whitehouse

10.11(7)	Sixth Series A Preferred Share Redemption Agreement, dated September 4, 2014, between Ecosciences, Inc. and Edward Whitehouse

10.12(8)	Share Exchange Agreement, dated April 20, 2015, between Ecosciences, Inc. and Joel Falitz

10.19(9)	Restricted Stock Purchase Agreement, dated June 4, 2015, between Ecosciences, Inc. and Joel Falitz

10.20(9)	Management Services Agreement, dated June 4, 2015, between Ecosciences, Inc. and Joel Falitz

10.21(10)	International Master Distributor Agreement, dated August 13, 2015, between Eco-Logical Concepts, Inc., a New York corporation and a wholly owned subsidiary of Ecosciences, Inc., and Eco Logic Limited, a New Zealand corporation

10.22(13)	Securities Purchase Agreement, dated as of July 19, 2016, between Ecosciences, Inc. and Auctus Fund, LLC

10.23(13)	Securities Purchase Agreement, dated as of July 19, 2016, between Ecosciences, Inc. and ADAR BAYS, LLC

14.1(12)	Code of Ethics and Business Conduct

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

Exhibit No:	Description:

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No: 333-168413) filed with the Securities and Exchange Commission on July 30, 2010 and incorporated by reference herein.

(2)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2012 and incorporated by reference herein.

(3)	Filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended February 28, 2012 filed with the Securities and Exchange Commission on April 15, 2013 and incorporated by reference herein.

(4)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 and incorporated by reference herein.

(5)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2014 and incorporated by reference herein.

(6)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 23, 2014 and incorporated by reference herein.

(7)	Filed as an Exhibit to the Company Transition Report on Form 10-KT for the period January 1, 2014 to May 31, 2014 filed with the Securities and Exchange Commission on September 15, 2014, and incorporated by reference herein.

(8)	Filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended February 28, 2015 filed with the Securities and Exchange Commission on April 29, 2015, and incorporated by reference herein.

(9)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2015, and incorporated by reference herein.

(10)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2015, and incorporated by reference herein.

(11)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2015 filed with the Securities and Exchange Commission on September 29, 2015, and incorporated by reference herein.

(12)	Filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended February 29, 2016 filed with the Securities and Exchange Commission on June 3, 2016, and incorporated by reference herein.

(13)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2016, and incorporated by reference herein.

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

Date: September 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOEL FALITZ	President, Chief Executive Officer, Secretary,	September 19, 2016
Joel Falitz	Treasurer and Chairman of the Board of Directors
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

