Form 10-Q
period 2016-08-31
ECOSCIENCES, INC.
filed 2016-11-04
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2016

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of November 3, 2016, there were 147,951,500 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Ecosciences, Inc.

Condensed Consolidated Financial Statements

(Unaudited)

3

Ecosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	August 31, 2016	May 31, 2016

ASSETS

Current Assets

Cash	$9,435	$4,220
Inventory	4,374	5,169
Prepaid expenses	-	771

Total Assets	$13,809	$10,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$151,545	$165,483
Accrued liabilities	413,284	331,505
Due to related parties	49,083	42,046
Notes payable	230,432	261,157
Convertible notes payable, net	64,868	30,177
Derivative liabilities	186,889	–

Total Liabilities	1,096,101	830,368

Commitments

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized, $0.0001 par value;

Series A Redeemable and Convertible Preferred Stock 1,593,630 shares issued and outstanding	160	160

Series B Preferred Stock 200,000 shares issued and outstanding	20	20

Series C Redeemable and Convertible Preferred Stock 4,700,000 shares issued and outstanding	470	470

Series D Convertible Preferred Stock 610,000 shares issued and outstanding	61	61

Common Stock 500,000,000 shares authorized, $0.0001 par value; 101,751,500 shares issued and outstanding	10,175	10,175

Additional Paid-in Capital	108,956	108,956

Deficit	(1,202,134)	(940,050)

Total Stockholders’ Deficit	(1,082,292)	(820,208)

Total Liabilities and Stockholders’ Deficit	$13,809	$10,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2016	August 31, 2015

Revenue	$3,472	$3,354
Cost of sales	(1,774)	(2,421)

Gross Profit	1,698	933

Expenses
General and administrative	15,462	69,390
Professional fees	125,636	97,500

Total Expenses	141,098	166,890

Net Loss Before Other Expenses	(139,400)	(165,957)

Other Expenses
Interest expense	(37,795)	(5,128)
Loss on derivative liabilities	(84,889)	–

Net Loss	$(262,084)	$(171,085)

Net Loss Per Share – Basic and Diluted	$–	$–
Weighted-average Common Shares Outstanding – Basic and Diluted	101,751,500	101,751,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended August 31, 2016	Three Months Ended August 31, 2015

Cash Flows from Operating Activities

Net loss	$(262,084)	$(171,085)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense	24,691	–
Loss on derivative liabilities	84,889	–
Stock-based compensation	–	61,000

Changes in operating assets and liabilities:
Accounts receivable	–	933
Inventory	795	88
Prepaid expenses	771	487
Accounts payable	(13,938)	30,994
Accrued liabilities	81,779	61,859

Net Cash Used in Operating Activities	(83,097)	(15,724)

Cash Flows from Financing Activities

Advances from related party, net	7,037	8,800
Proceeds from notes payable	7,500	7,196
Payment of notes payable	(38,225)	–
Proceeds from convertible notes payable	112,000	–

Net Cash Provided by Financing Activities	88,312	15,996

Change in Cash	5,215	272

Cash - Beginning of Period	4,220	381

Cash - End of Period	$9,435	$653

Supplemental Disclosures of Cash Flow Information:

Interest paid	$175	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations

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

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of August 31, 2016, the Company has accumulated losses of $1,202,134 and a working capital deficit of $1,082,292. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Inventory

Inventory consists of the following:

	August 31, 2016	May 31, 2016
Raw Materials	$1,171	$1,353
Finished Goods	1,600	2,213
Packaging Supplies	1,603	1,603

Total	$4,374	$5,169

4.	Related Party Transactions

a)	During the three months ended August 31, 2016, the Company incurred management services fees of $7,800 (2015 - $17,800) to the President of the Company.

b)	At August 31, 2016, and May 31, 2016, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $49,083 and $42,046, respectively. The amount is unsecured, non-interest bearing and due on demand.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.	Notes Payable

Notes payable consist of the following:

		August 31, 2016		May 31, 2016

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$5,528		$5,528
b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note is due one year following the borrowing date.	8,000		8,000
c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $6,778 and $6,274, respectively.	20,000		20,000
d)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $31,424 and $27,848, respectively.	140,000	*	170,000	*
e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $420 and $364, respectively.	2,500		2,500
f)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $1,788 and $1,465, respectively.	15,000		15,000
g)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due six months following the borrowing date. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $1 and $5, respectively	3,904		1,229
h)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $1,398 and $987, respectively.	20,000		20,000
i)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due six months following the borrowing date. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $773 and $527, respectively.	12,000		12,000
j)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due six months following the borrowing date. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $235 and $176, respectively.	1,300		4,700
k)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due six months following the borrowing date. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $58 and $33, respectively.	1,000		1,000
l)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due six months following the borrowing date. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $66 and $36, respectively.	1,200		1,200
		$230,432		$261,157

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.	Notes Payable (continued)

*	On May 9, 2014, the Company entered into a Master Loan Agreement (the “Loan Agreement”), whereby the lender agreed, from time to time, to purchase from the Company one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed $500,000 and that no Event of Default has occurred and remains uncured. Amounts borrowed under the Loan Agreement are evidenced by an unsecured, non-recourse Promissory Note, bearing interest at a rate of 8% per annum, maturing on the first anniversary date thereof, and may be prepaid by the Company before the maturity date. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement will automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and the lender and (ii) written termination notice is delivered by the Company or the lender to the other party. Two notes matured in May 2015 and were not repaid. Therefore, under the default terms of the Loan Agreement, all remaining promissory notes immediately become due and payable.

6.	Convertible Notes Payable

a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $1,878 and $1,778, respectively. At August 31, 2016, and May 31, 2016, the balance owing on the two Notes was $4,000.

b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $396 and $367, respectively. At August 31, 2016, and May 31, 2016, the balance owing on the Note was $1,177.

c)	On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $1,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.001 per share. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $468 and $443, respectively. At August 31, 2016, and May 31, 2016, the balance owing on the Note was $1,000.

d)	On February 19, 2016, the Company entered into a Convertible Promissory Note agreement for $14,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $585 and $304, respectively. At August 31, 2016, and May 31, 2016, the balance owing on the Note was $14,000.

e)	On May 12, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At August 31, 2016, and May 31, 2016, the Company owed accrued interest of $237 and $40, respectively. At August 31, 2016, and May 31, 2016, the balance owing on the Note was $10,000.

f)	On August 25, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At August 31, 2016, the Company owed accrued interest of $13. At August 31, 2016, the balance owing on the Note was $10,000.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

6.	Convertible Notes Payable (continued)

g)	On July 19, 2016, the Company entered a Securities Purchase Agreement whereas the Company agreed to issue two Convertible Redeemable Notes for an aggregate of $121,000. The Convertible Redeemable Notes bear interest at 12% per annum and contain a 10% original issue discount, such that the purchase price of each $60,500 note is $55,000. The principal amount and any interest thereon are due one year following the borrowing date. During the first six months that the first Convertible Redeemable Note is in effect, the Company may redeem the Note at 140% of the par value plus accrued interest. The first of the two Convertible Redeemable Notes was paid to the Company on July 19, 2016. The second Convertible Redeemable Note (“Back-End Note”) shall initially be paid for by an offsetting $55,000 promissory note issued to the Company by the lender, provided that prior to the conversion of the Back-End Note, the lender must have paid off the promissory note in cash. Payment to the Company under the promissory note must be no later than April 19, 2017. As of October 27, 2016 the second Convertible Redeemable Note has not funded. The promissory note will initially be secured by the pledge of the Back-End Note. Pursuant to the agreements, the Convertible Redeemable Notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the first Convertible Redeemable Note, the Company incurred financing costs of $3,000 and an original issue discount of $5,500, which have been recorded as a discount.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $90,990 resulted in an additional discount to the note payable of $52,000 and the remaining $38,990 was recognized as a loss on changes in fair value of derivative liability. During the three months ended August 31, 2016, the Company recorded accretion of $11,479 increasing the carrying value of the note to $11,479. At August 31, 2016, the Company owed accrued interest of $855.

h)	On July 19, 2016, the Company entered into a Convertible Promissory Note agreement for $56,750. The principal amount and any interest thereon are due nine months following the borrowing date. The Note bears interest at 12% per annum, increasing to 24% per annum if any principal or interest in not paid when due. For the first 180 days, the Company has the right to prepay the Note of up to 150% of all amounts owed. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the issue date and (ii) a 50% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion. The Company incurred financing costs of $6,750 which has been recorded as a discount.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $79,631 resulted in an additional discount to the note payable of $50,000 and the remaining $29,631 was recognized as a loss on changes in fair value of derivative liability. During the three months ended August 31, 2016, the Company recorded accretion of $13,212 increasing the carrying value of the note to $13,212. At August 31, 2016, the Company owed accrued interest of $802.

7.	Derivative Liabilities

The embedded conversion options of the Company’s convertible debentures described in Note 6 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Three Months Ended August 31, 2016
Balance at the beginning of the period	$–

Addition of new derivative liabilities	170,621
Change in fair value of embedded conversion option	16,268

Balance at the end of the period	$186,889

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

7.	Derivative Liabilities (continued)

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At issuance	222% - 232%	0.56%	0%	0.75-1.00
At August 31, 2016	227% - 241%	0.61%	0%	0.63-0.88

8.	Preferred Stock

a)	On June 4, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Designation for the Company’s Series C convertible preferred stock originally filed with the Secretary of State of Nevada on April 20, 2015. Pursuant to the Amendment, the Company increased the number of shares of common stock issuable upon the conversion of each share of Series C preferred stock from 10 shares to 12 shares but also added the restriction that the holder has to wait until the one year anniversary date of issuance before the holder can elect to convert. Also, the Company removed the right of the holder to elect to have any portion of the shares be repurchased by the Company at $0.10 per share, and amended the voting rights to increase the voting equivalency of each share of Series C preferred stock from 10 shares to 12 shares of common stock.

b)	On June 4, 2015, the Company designated 10,000,000 shares of preferred stock as Series D convertible preferred stock. The holders of the Series D convertible preferred stock may elect to convert their shares at any time and from time to time and after the first year anniversary of the issue date. Each share of Series D convertible preferred stock is convertible into 10 shares of common stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series D convertible preferred stock that would result in the stockholder beneficially owning more than 4.99% of the common stock of the Company. The holders of the Series D convertible preferred stock shall be entitled to a number of votes equal to the number of shares of common stock into which the Series D shares held are convertible.

c)	On June 4, 2015, upon execution of the Management Services Agreement referred to in Note 9 (a), the Company issued 100,000 shares of the Series D convertible preferred stock to the President of the Company at $0.10 per share in exchange for management services.

d)	On June 4, 2015, upon execution of the Services Agreements referred to in Note 9 (b), the Company issued 400,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

e)	On June 11, 2015, upon execution of the Services Agreements referred to in Notes 9 (d) and (e), the Company issued 110,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

f)	On September 11, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to amend the provisions of the Company’s Amended and Restated Certificate of Designation for the Company’s Series A convertible preferred stock originally filed with the Secretary of State of Nevada on May 8, 2014. Pursuant to the Amendment, the Company restated the conversion and redemption terms of the Series A convertible preferred stock. For shares of Series A convertible preferred stock issued prior to September 11, 2015, the holders shall have the right to convert the shares from the first anniversary date of issuance. For shares of Series A convertible preferred stock issued on or after September 11, 2015, the holders shall have the right to convert the shares from October 1, 2016. The Company may also redeem all, or any portion of, the outstanding shares of Series A convertible preferred stock for $0.40 per share.

g)	On September 11, 2015, the Company entered into a Stock Purchase Agreement, whereby the Company issued 125,000 shares of Series A preferred stock at $0.20 per share for proceeds of $25,000.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

9.	Commitments

a)	On June 4, 2015, the Company entered into a Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company has agreed to pay $31,200 per year, accruing in equal monthly increments of $2,600, and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

b)	On June 4, 2015, the Company entered into Services Agreements with four unrelated third party persons or companies. In consideration of these services, the Company has agreed to pay an aggregate $96,000 per year, accruing in equal monthly increments of $8,000, and to issue an aggregate 4,000,000 shares of the Company’s Series D convertible preferred stock, of which 400,000 shares were issued upon the execution of the Services Agreements, and the remaining 3,600,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

c)	On June 9, 2015, the Company entered into a Consultancy Agreement with a company for investor relations services. The Company has agreed to pay $5,000 per month and the term of the Consultancy Agreement is for six months, commencing June 11, 2015. On January 1, 2016, the Consultancy Agreement was extended for an additional six months. The Consultancy Agreement was not renewed and expired during the period.

d)	On June 11, 2015, the Company entered into a Services Agreement with an unrelated third party company. In consideration of these services, the Company has agreed to pay $60,000 per year, accruing in equal monthly increments of $5,000, and to issue 500,000 shares of the Company’s Series D convertible preferred stock, of which 50,000 shares were issued upon the execution of the Services Agreement, and the remaining 450,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

e)	On June 11, 2015, the Company entered into Services Agreements with two unrelated third party persons or companies. In consideration of these services, the Company has agreed to issue an aggregate 600,000 shares of the Company’s Series D convertible preferred stock, of which 60,000 shares were issued upon the execution of the Services Agreements, and the remaining 540,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

10.	Concentrations

The Company’s revenues were concentrated among three customers for the three months ended August 31, 2016, and four customers for the three months ended August 31, 2015:

Customer	Revenue for the Three Months Ended August 31, 2016	Revenue for the Three Months Ended August 31, 2015
1	45%	37%
2	31%	23%
3	11%	16%
4	*	11%

The Company’s receivables were concentrated among three customers as at August 31, 2016, and four customers as at May 31, 2016:

Customer	Receivables as at August 31, 2016	Receivables as at May 31, 2016
1	45%	37%
2	19%	35%
3	17%	35%
4	*	16%

* not greater than 10%

11.	Subsequent Events

●	On October 31, 2016, the Company issued an aggregate of 5 million (5,000,000) shares of common stock to an unaffiliated lender pursuant to a Notice of Conversion whereby the lender elected to convert an aggregate of $5,000 of indebtedness of the Company into such shares at a price of $0.001 per share under a Debt Conversion Agreement dated October 18, 2016 between the Company and the lender.

●	On October 31, 2016, the Company issued an aggregate of 5 million (5,000,000) shares of common stock to an unaffiliated lender pursuant to a Notice of Conversion whereby the lender elected to convert an aggregate of $5,000 of indebtedness of the Company into such shares at a price of $0.001 per share under a Debt Conversion Agreement dated October 19, 2016 between the Company and the lender.

●	On October 31, 2016, the Company issued an aggregate of 5 million (5,000,000) shares of common stock to an unaffiliated lender pursuant to a Notice of Conversion whereby the lender elected to convert an aggregate of $5,000 of indebtedness of the Company into such shares at a price of $0.001 per share under a Debt Conversion Agreement dated October 21, 2016 between the Company and the lender.

●	On November 1, 2016, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $12,500, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

●	On November 1, 2016, the Company entered into a lease agreement with a corporation controlled by the Company’s Chief Executive Officer. Pursuant to the lease agreement, the Company has agreed to lease the Company’s office space located at 420 Jericho Turnpike, Suite 110, Jericho, NY 11753 on a month-to-month basis for $750.00 per month. Either party may terminate the lease agreement by providing 30 days’ prior notice to the other.

●	On November 1, 2016, the Board of Directors of the Company appointed Dan Cohen as the Chief Operating Officer of the Company, effective immediately.

Since 2009, Mr. Cohen (57 years old), has been serving as Partner, Vice President and Director of Sales & Marketing for Newco Marketing, Inc., marketing consultants, and manufacturer/distributor of an innovative home shower spa system, as well as service provider of a remote computer support service. From 1988 to 2009, Mr. Cohen was a Partner and held the positions of Vice President and Director of Marketing for Back To Nature Products Co., manufacturers of safer paint removers, lead abatement products and green cleaners. Mr. Cohen has over 28 years of experience running the day-to-day operations of a company, including hiring personnel and negotiating contracts. Mr. Cohen has proven success in the areas of marketing, sales, digital, direct response infomercials, advertising, new product launches, and establishing both retail and commercial distribution. He is also a published author in various trade publications and award winner of the QVC Hobby and Craft Recognition Awards.

On November 1, 2016, the Company entered into a Management Services Agreement with Dan Cohen. In consideration for Mr. Cohen serving as the Company’s Chief Operating Officer, the Company has agreed to pay Mr. Cohen $84,000 a year, accruing in equal monthly increments of $7,000, plus 3% commission on gross sales, and to issue to Mr. Cohen an aggregate of one million (1,000,000) shares of the Company’s Series D Preferred Stock, of which 100,000 shares were issued upon the execution the Management Services Agreement and a Purchase Agreement (as defined below), with the remaining 900,000 incrementally vesting upon the achievement by the Company of the milestones set forth below:

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

The term of Mr. Cohen’s Management Services Agreement with the Company is for six months, commencing on the date of the agreement, and automatically renews for successive one year terms unless terminated pursuant to the terms thereto.

●	On November 1, 2016, the Company entered into a Restricted Stock Purchase Agreement (“Purchase Agreement”) with Dan Cohen in connection with Mr. Cohen’s Management Services Agreement. Pursuant to the Purchase Agreement, the Company issued 100,000 shares of Series D Preferred Stock to Mr. Cohen for a purchase price of $0.001 per share, which is equal to the Stated Value of the shares, in consideration for services rendered to the Company by Mr. Cohen.

●	On November 2, 2016, the Company entered into an Amended and Restated Management Services Agreement with Joel Falitz. In consideration for Mr. Falitz serving as the Company’s Chief Executive Officer, President, Secretary and Treasurer, the Company has agreed to pay Mr. Falitz a $31,200 signing bonus and a salary of $84,000 per year, accruing at $7,000 per month. In satisfaction of the $31,200 signing bonus, the Company issued Mr. Falitz an aggregate of 31.2 million (31,200,000) shares of Common Stock for $0.001 per share. Pursuant to the Amended and Restated Management Services Agreement, the Company also agreed to issue to Mr. Falitz an aggregate of 900,000 shares of the Company’s Series D Preferred Stock, all of which vest in increments upon the achievement by the Company of the milestones set forth below:

1.	Complete product line expansion with the development and introduction of “green line” products that complement our existing line for use in commercial kitchens, the food service industry and other industries and produce Green Seal approved Eco-Logical market ready inventory	45,000
2.	Sign Northeast, USA Master Distributor	75,000
3.	Sign Midwest, USA Master Distributor	75,000
4.	Sign West Coast, USA Master Distributor	75,000
5.	Sign Southern, USA Master Distributor	75,000
6.	Sign Retail Distributor - Design and produce a retail package for in-store shelf and clip strip displays and place product in minimum of five (5) retail outlets	60,000
7.	Sign Regional Distributor for expansion into South America	75,000
8.	Sign Regional Distributor for expansion into Europe	75,000
9.	Sign Regional Distributor for expansion into the Middle East	75,000
10.	Sign Regional Distributor for expansion into India	75,000
11.	Sign Regional Distributor for expansion into Asia	75,000
12.	Redesign the product for expansion into the municipal wastewater service industry and sign minimum of two (2) contracts with municipalities within the industry	60,000
13.	Sign contract with Infomercial production company for consumer products and launch the infomercial campaign with the first TV infomercial broadcast	60,000
TOTAL:		900,000

The term of Mr. Falitz’s Amended and Restated Management Agreement with the Company is for one year, commencing on the date of the agreement, and automatically renews for successive one year terms unless terminated pursuant thereto.

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

The following discussion highlights Ecosciences’ results of operations and the principal factors that have affected our consolidated financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations presented herein. The following discussion and analysis is based on Ecosciences’ unaudited condensed consolidated financial statements contained in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

Our wholly-owned operating subsidiary, Eco-Logical Concepts Inc. (hereinafter referred to as the “Company,” “Eco,” “Eco-Logical,” “our,” we,” “us,” and similar terms), was incorporated in the state of Delaware on November 30, 2011.

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

During the fourth quarter ended May 31, 2016, we commenced developing additional eco-based products in order to expand our product line. During the quarter ended November 30, 2015, we successfully test marketed a liquid version of our Tank-Eze bioremediation product (“Liquid Tank-Eze”). Liquid Tank-Eze is different than the regular Tank-Eze in that it does not have the oxygen feature and is designed to be primarily used in the treatment of drain lines prior to, or in conjunction with, Tank-Eze. As part of its test marketing, we sold the Liquid Tank-Eze product in a four ounce (4 oz.) concentrated size through our online channels. We intend to increase our marketing of Liquid Tank-Eze with a wider and more official launch in the near future. We also intend to sell a line of eco-friendly certified green cleaning solutions, including but not limited to, a multi-surface cleaner and a glass cleaner.

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

Results of Operations

Three Months Ended August 31, 2016 Compared to the Three Months Ended August 31, 2015

The following table presents Eco-Logical’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Three-Month Period Ended
	August 31, 2016*		August 31, 2015*
	$	% of Revenue	$	% of Revenue

Revenue:	$3,472	–	$3,354	–
Cost of sales:	(1,774)	(51.09)%	(2,421)	(72.18)%
Gross profit	1,698	48.91%	933	27.82%

Operating expenses:
General and administrative	15,462	445.33%	69,390	2,068.87%
Professional fees	125,636	3,618.55%	97,500	2,906.98%
Total Expenses	141,098	4,063.88%	166,890	4,975.85%

Net loss before other expenses:	(139,400)	(4,014.98)%	(165,957)	(4,948.03)%

Other expenses:

Interest expense	(37,795)	(1,088.57)%	(5,128)	(152.89)%
Loss on derivative liabilities	(84,889)	(2,444.96)%	-

Net loss	$(262,084)	(7,548.50)%	$(171,085)	(5,100.92)%

*Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Three-Month Period Ended
	August 31, 2016	August 31, 2015	% Change

Revenue	$3,472	$3,354	3.52%

Our Revenue increased 3.52% for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015. The increase is attributed to more repeat sales from existing customers.

Costs and Expenses

Costs of Sales

	Three-Month Period Ended
	August 31, 2016	August 31, 2015	% Change

Costs of Sales	$1,774	$2,421	(26.72)%

Our Costs of Sales decreased 26.72% for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015. The decrease is due to a decrease in sales volume through E-commerce which carries additional shipping and merchant fees.

Operating Expenses

	Three-Month Period Ended
	August 31, 2016	August 31, 2015	% Change

Operating Expenses	$141,098	$166,890	(15.45)%

Our Operating Expenses decreased 15.45% for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015. The decrease is the result of a decrease in Management Fees as well as several less significant decreases in administrative costs.

Interest Expense

	Three-Month Period Ended
	August 31, 2016	August 31, 2015	% Change
Interest Expense	$37,795	$5,128	637.03%

Our Interest Expense increased 637.03% for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015. The increase is attributable to the sale of additional promissory notes to finance operations, some of which included debt discounts which are amortized to interest expense each period.

Financial Condition, Liquidity and Capital Resources

At August 31, 2016, we had $9,435 in cash on hand and an accumulated deficit of $1,202,134; and had $3,472 in revenues for the three-month period ended August 31, 2016. In their report for the fiscal year ended May 31, 2016, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

To date, we have financed our operations primarily through the sale of Convertible Promissory Notes to Joel Falitz and other non-affiliated third parties and the issuance and sale of equity securities for cash consideration. During the quarter ended August 31, 2016, we have financed our operations by the following:

●	Auctus Fund, LLC. On July 25, 2016, the Company closed on the issuance of a Convertible Promissory Note, dated July 19, 2016 (the “Issue Date”), in the original principal amount of $56,750 (the “Auctus Note”) to Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which Auctus funded $50,000 to the Company after the deduction of $6,750 of diligence and legal fees. The Company sold the Auctus Note to Auctus pursuant to a Securities Purchase Agreement, dated as of July 19, 2016, between the Company and Auctus.

The Auctus Note bears interest at the rate of 12% per annum and matures on April 19, 2017. Any amount of principal or interest on the Auctus Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid. The Company has the right to prepay the Auctus Note with a premium of up to 150% of all amounts owed to Auctus, depending upon when the prepayment is effectuated. The Auctus Note may not be prepaid after the 180th day after the Issue Date.

All principal and accrued interest on the Auctus Note is convertible into shares of the Company’s common stock at the election of Auctus at any time at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the Auctus Note being issued and (ii) a 50% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion (“Conversion Price”).

If the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the Conversion Price is less than $0.001, the principal amount of the Auctus Note shall increase by $15,000 and the Conversion Price shall be redefined to mean forty percent (40%).

The Auctus Note contains default events which, if triggered and not timely cured, will result in default interest and penalties. The Auctus Notes provides for “piggyback” registration rights for shares issuable upon the conversion of the Auctus Note.

●	ADAR Bays, LLC. On July 21, 2016, the Company closed a Securities Purchase Agreement (“ADAR SPA”) with ADAR Bays, LLC, a Florida limited liability company (“ADAR”), providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $121,000 (the “ADAR Notes”), with the first note being in the amount of $60,500 (“ADAR First Note”) and the second note being in the amount of $60,500 (“ADAR Back End Note”), each with a 10% original issue discount (“OID”). ADAR First Note was funded, with the Company receiving $55,000, net of the 10% OID. With respect to ADAR Back End Note, also with a 10% OID, ADAR issued a note to the Company in the amount of $55,000 to offset ADAR Back End Note, secured by ADAR Back End Note (“Secured Note”). The funding of ADAR Back End Note is subject to certain conditions as described in ADAR Back End Note. As of October 27, 2016 the second Convertible Redeemable Note has not funded. ADAR is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under ADAR Back End Note.

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

The ADAR Notes bear an interest rate of 12%, and are due and payable on July 19, 2017. Interest shall be paid by the Company in Common Stock (“Interest Shares”). Holder may, at any time, send in a Notice of Conversion to the Company for Interest Shares. The dollar amount converted into Interest Shares shall be all or a portion of the accrued interest calculated on the unpaid principal balance of this Note to the date of such notice. The Secured Note bears interest at the rate of 12% per annum is payable no later than April 19, 2017, unless the Company does not meet the “current information requirements” required under Rule 144 of the Securities Act, in which case ADAR may declare the ADAR Back End Note to be in Default (as defined in that note) and cross cancel its payment obligations under the Secured Note as well as the Company’s payment obligations under ADAR Back End Note.

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

●	On August 25, 2016, the Company entered into a Convertible Promissory Note Agreement for $10,000 with a third party unaffiliated lender. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request.

●	On August 25, 2016, the Company borrowed $1,237 from the President of the Company, $1,000 of which was repaid on August 30, 2016. The loan is unsecured, non-recourse and non-interest bearing.

●

On November 1, 2016, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $12,500, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. As of August 31, 2016, we had a working capital deficit of $1,082,292, an accumulated deficit of $1,202,134 and a stockholders’ deficit of $1,082,292.

At August 31, 2016, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $49,083. The amount is unsecured, non-interest bearing and due on demand.

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

	For the Three Months Ended
	August 31, 2016	August 31, 2015
Cash, beginning of period	$4,220	$381
Net cash used in operating activities	(83,097)	(7,224)
Net cash provided by investing activities	–	–
Net cash provided by financing activities	88,312	7,496
Cash, end of period	$9,435	$653

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

Based upon that evaluation, our management has concluded that, as of August 31, 2016, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

●	Auctus Fund, LLC. On July 25, 2016, the Company closed on the issuance of a Convertible Promissory Note, dated July 19, 2016, in the original principal amount of $56,750 (the “Auctus Note”) to Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which Auctus funded $50,000 to the Company after the deduction of $6,750 of diligence and legal fees. The Company sold the Auctus Note to Auctus pursuant to a Securities Purchase Agreement, dated as of July 19, 2016 (the “Auctus SPA”), between the Company and Auctus. The Note bears interest at 12% per annum, increasing to 24% per annum if any principal or interest in not paid when due. For the first 180 days, the Company has the right to prepay the Note of up to 150% of all amounts owed. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the issue date and (ii) a 50% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion.

●	ADAR Bays, LLC. On July 21, 2016, the Company closed a Securities Purchase Agreement with ADAR Bays, LLC, a Florida limited liability company (“ADAR”), providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $121,000, with the first note being in the amount of $60,500 and the second note being in the amount of $60,500 (“ADAR Back End Note”), each with a 10% original issue discount (“OID”). ADAR First Note was funded, with the Company receiving $55,000, net of the 10% OID. With respect to ADAR Back End Note, also with a 10% OID, ADAR issued a note to the Company in the amount of $55,000 to offset ADAR Back End Note, secured by ADAR Back End Note (“Secured Note”). The funding of ADAR Back End Note is subject to certain conditions as described in ADAR Back End Note. ADAR is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under ADAR Back End Note. Pursuant to the agreements, the Convertible Redeemable Notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

●	On August 25, 2016, the Company entered into a Convertible Promissory Note Agreement for $10,000 with a third party unaffiliated lender. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request.

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

Item 3. Defaults Upon Senior Securities

N/A

Item 5. Other Information

Subsequent Events

●	On October 31, 2016, the Company issued an aggregate of 5 million (5,000,000) shares of common stock to an unaffiliated lender pursuant to a Notice of Conversion whereby the lender elected to convert an aggregate of $5,000 of indebtedness of the Company into such shares at a price of $0.001 per share under a Debt Conversion Agreement dated October 18, 2016 between the Company and the lender.

●	On October 31, 2016, the Company issued an aggregate of 5 million (5,000,000) shares of common stock to an unaffiliated lender pursuant to a Notice of Conversion whereby the lender elected to convert an aggregate of $5,000 of indebtedness of the Company into such shares at a price of $0.001 per share under a Debt Conversion Agreement dated October 19, 2016 between the Company and the lender.

●	On October 31, 2016, the Company issued an aggregate of 5 million (5,000,000) shares of common stock to an unaffiliated lender pursuant to a Notice of Conversion whereby the lender elected to convert an aggregate of $5,000 of indebtedness of the Company into such shares at a price of $0.001 per share under a Debt Conversion Agreement dated October 21, 2016 between the Company and the lender.

●	On November 1, 2016, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $12,500, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

●	On November 1, 2016, the Company entered into a lease agreement with a corporation controlled by the Company’s Chief Executive Officer. Pursuant to the lease agreement, the Company has agreed to lease the Company’s office space located at 420 Jericho Turnpike, Suite 110, Jericho, NY 11753 on a month-to-month basis for $750.00 per month. Either party may terminate the lease agreement by providing 30 days’ prior notice to the other.

●	On November 1, 2016, the Board of Directors of the Company appointed Dan Cohen as the Chief Operating Officer of the Company, effective immediately.

Since 2009, Mr. Cohen (57 years old), has been serving as Partner, Vice President and Director of Sales & Marketing for Newco Marketing, Inc., marketing consultants, and manufacturer/distributor of an innovative home shower spa system, as well as service provider of a remote computer support service. From 1988 to 2009, Mr. Cohen was a Partner and held the positions of Vice President and Director of Marketing for Back To Nature Products Co., manufacturers of safer paint removers, lead abatement products and green cleaners. Mr. Cohen has over 28 years of experience running the day-to-day operations of a company, including hiring personnel and negotiating contracts. Mr. Cohen has proven success in the areas of marketing, sales, digital, direct response infomercials, advertising, new product launches, and establishing both retail and commercial distribution. He is also a published author in various trade publications and award winner of the QVC Hobby and Craft Recognition Awards.

On November 1, 2016, the Company entered into a Management Services Agreement with Dan Cohen. In consideration for Mr. Cohen serving as the Company’s Chief Operating Officer, the Company has agreed to pay Mr. Cohen $84,000 a year, accruing in equal monthly increments of $7,000, plus 3% commission on gross sales, and to issue to Mr. Cohen an aggregate of one million (1,000,000) shares of the Company’s Series D Preferred Stock, of which 100,000 shares were issued upon the execution the Management Services Agreement and a Purchase Agreement (as defined below), with the remaining 900,000 incrementally vesting upon the achievement by the Company of the milestones set forth below:

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

The term of Mr. Cohen’s Management Services Agreement with the Company is for six months, commencing on the date of the agreement, and automatically renews for successive one year terms unless terminated pursuant to the terms thereto.

●	On November 1, 2016, the Company entered into a Restricted Stock Purchase Agreement (“Purchase Agreement”) with Dan Cohen in connection with Mr. Cohen’s Management Services Agreement. Pursuant to the Purchase Agreement, the Company issued 100,000 shares of Series D Preferred Stock to Mr. Cohen for a purchase price of $0.001 per share, which is equal to the Stated Value of the shares, in consideration for services rendered to the Company by Mr. Cohen.

●	On November 2, 2016, the Company entered into an Amended and Restated Management Services Agreement with Joel Falitz. In consideration for Mr. Falitz serving as the Company’s Chief Executive Officer, President, Secretary and Treasurer, the Company has agreed to pay Mr. Falitz a $31,200 signing bonus and a salary of $84,000 per year, accruing at $7,000 per month. In satisfaction of the $31,200 signing bonus, the Company issued Mr. Falitz an aggregate of 31.2 million (31,200,000) shares of Common Stock for $0.001 per share. Pursuant to the Amended and Restated Management Services Agreement, the Company also agreed to issue to Mr. Falitz an aggregate of 900,000 shares of the Company’s Series D Preferred Stock, all of which vest in increments upon the achievement by the Company of the milestones set forth below:

1.	Complete product line expansion with the development and introduction of “green line” products that complement our existing line for use in commercial kitchens, the food service industry and other industries and produce Green Seal approved Eco-Logical market ready inventory	45,000
2.	Sign Northeast, USA Master Distributor	75,000
3.	Sign Midwest, USA Master Distributor	75,000
4.	Sign West Coast, USA Master Distributor	75,000
5.	Sign Southern, USA Master Distributor	75,000
6.	Sign Retail Distributor - Design and produce a retail package for in-store shelf and clip strip displays and place product in minimum of five (5) retail outlets	60,000
7.	Sign Regional Distributor for expansion into South America	75,000
8.	Sign Regional Distributor for expansion into Europe	75,000
9.	Sign Regional Distributor for expansion into the Middle East	75,000
10.	Sign Regional Distributor for expansion into India	75,000
11.	Sign Regional Distributor for expansion into Asia	75,000
12.	Redesign the product for expansion into the municipal wastewater service industry and sign minimum of two (2) contracts with municipalities within the industry	60,000
13.	Sign contract with Infomercial production company for consumer products and launch the infomercial campaign with the first TV infomercial broadcast	60,000
TOTAL:		900,000

The term of Mr. Falitz’s Amended and Restated Management Agreement with the Company is for one year, commencing on the date of the agreement, and automatically renews for successive one year terms unless terminated pursuant thereto.

Item 6. Exhibits

Index to Exhibits

Exhibit No:	Description:

10.1	Management Services Agreement, dated November 1, 2016, between Ecosciences, Inc. and Dan Cohen

10.2	Restricted Stock Purchase Agreement, dated November 1, 2016, between Ecosciences, Inc. and Dan Cohen

10.3	Management Services Agreement, dated November 2, 2016, between Ecosciences, Inc. and Joel Falitz

10.4	Restricted Stock Purchase Agreement, dated November 2, 2016, between Ecosciences, Inc. and Joel Falitz

10.5	Lease Agreement, dated November 1, 2016, between Ecosciences, Inc. and Preferred Distribution, Inc.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2016	By:	/s/ JOEL FALITZ
	Name:	Joel Falitz
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

