Form 10-Q
period 2016-11-30
ECOSCIENCES, INC.
filed 2017-02-03
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2016

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of February 3, 2017 there were 186,951,500 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Ecosciences, Inc.

Condensed Consolidated Financial Statements

(Unaudited)

Table of Contents
Index

Unaudited Condensed Consolidated Balance Sheets	F-1

Unaudited Condensed Consolidated Statements of Operations	F-2

Unaudited Condensed Consolidated Statements of Cash Flows	F-3

Notes to the Unaudited Condensed Consolidated Financial Statements	F-4

3

Ecosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	November 30, 2016	May 31, 2016

ASSETS

Current Assets

Cash	$2,268	$4,220
Inventory	12,127	5,169
Prepaid expenses	–	771
Total Assets	$14,395	$10,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$211,044	$165,483
Accrued liabilities	496,235	331,505
Due to related parties	69,033	42,046
Notes payable	167,932	261,157
Convertible notes payable, net	142,993	30,177
Derivative liabilities	151,392	–
Total Liabilities	1,238,629	830,368
Commitments

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized, $0.0001 par value;

Series A Redeemable and Convertible Preferred Stock 1,593,630 shares issued and outstanding	160	160

Series B Preferred Stock 200,000 shares issued and outstanding	20	20

Series C Redeemable and Convertible Preferred Stock 4,700,000 shares issued and outstanding	470	470

Series D Convertible Preferred Stock 710,000 shares issued and outstanding (May 31, 2016 - 610,000 shares)	71	61

Common Stock 500,000,000 shares authorized, $0.0001 par value; 144,005,100 shares issued and outstanding (May 31, 2016 – 101,751,500 shares)	14,401	10,175

Additional Paid-in Capital	458,038	108,956

Deficit	(1,697,394)	(940,050)
Total Stockholders’ Deficit	(1,224,234)	(820,208)
Total Liabilities and Stockholders’ Deficit	$14,395	$10,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Revenue	$5,915	$3,383	$9,387	$6,737
Cost of sales	(4,922)	(1,524)	(6,696)	(3,945)
Gross Profit	993	1,859	2,691	2,792

Expenses
General and administrative	279,205	15,355	294,667	84,745
Professional fees	132,520	78,696	258,156	176,196
Total Expenses	411,725	94,051	552,823	260,941

Net Loss Before Other Expenses	(410,732)	(92,192)	(550,132)	(258,149)

Other Expenses
Interest expense	(120,025)	(5,333)	(157,820)	(10,461)
Gain (loss) on derivative liabilities	35,497	–	(49,392)	–

Net Loss	$(495,260)	$(97,525)	$(757,344)	$(268,610)

Net Loss Per Share – Basic and Diluted	$–	$–	$(0.01)	$–
Weighted-average Common Shares Outstanding – Basic and Diluted	116,385,302	101,751,500	109,062,844	101,751,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended November 30, 2016	Six Months Ended November 30, 2015

Cash Flows from Operating Activities

Net loss	$(757,344)	$(268,610)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense	128,874	–
Loss on derivative liabilities	49,392	–
Stock-based compensation	252,260	61,000

Changes in operating assets and liabilities:
Accounts receivable	–	774
Inventory	(6,958)	(901)
Prepaid expenses	771	(4,880)
Accounts payable	45,561	20,368
Accrued liabilities	164,730	121,269
Due to related party	–	15,350

Net Cash Used in Operating Activities	(122,714)	(55,630)

Cash Flows from Financing Activities

Advances from related party	26,986	1,444
Proceeds from notes payable	20,000	39,196
Payment of notes payable	(38,224)	(10,140)
Proceeds from convertible notes payable	112,000	–
Proceeds from issuance of Series A redeemable preferred stock	–	25,000
Net Cash Provided by Financing Activities	120,762	55,500

Change in Cash	(1,952)	(130)
Cash - Beginning of Period	4,220	381
Cash - End of Period	$2,268	$251

Supplemental Disclosures of Cash Flow Information:

Interest paid	$175	$810
Income taxes paid	$–	$–

Non-Cash Investing and Financing Activities:

Shares issued to settle convertible debt	$11,054	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences , Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations

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

As at November 30, 2016, the Company had 211,340,134 potential dilutive shares outstanding.

2.	Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of November 30, 2016, the Company has accumulated losses of $1,697,394 and a working capital deficit of $1,224,234. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Inventory

Inventory consists of the following:

	November 30, 2016	May 31, 2016

Raw Materials	$2,221	$1,353
Finished Goods	7,984	2,213
Packaging Supplies	1,922	1,603

Total	$12,127	$5,169

4.	Related Party Transactions

a)	During the six months ended November 30, 2016, the Company incurred management services fees of $263,360 (2015 - $25,600) to the President of the Company, of which $243,360 was for issuing 31,200,000 shares of the Company’s common stock at $0.0078 per share upon execution of the Amended and Restated Management Services Agreement (Note 10(g)).

b)	During the six months ended November 30, 2016, the Company incurred management services fees of $15,900 (2015 - $nil) to the Chief Operating Officer of the Company, of which $8,900 was for issuing 100,000 shares of the Company’s Series D preferred stock at $0.089 per share upon execution of the Management Services Agreement (Note 10(f)).

c)	During the six months ended November 30, 2016, the Company incurred rent fees of $750 (2015 - $nil) to a company controlled by the President of the Company.

d)	At November 30, 2016, and May 31, 2016, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $62,033 and $42,046, respectively. The amount is unsecured, non-interest bearing and due on demand.

e)	At November 30, 2016, and May 31, 2016, the Company was indebted to the Chief Operating Officer of the Company for $7,000 and $nil, respectively. The amount is unsecured, non-interest bearing and due on demand.

Ecosciences , Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

5.    Notes Payable

Notes payable consist of the following:		November 30, 2016		May 31, 2016

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$5,528		$5,528
b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note is due one year following the borrowing date.	8,000		8,000
c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $7,277 and $6,274, respectively.	20,000		20,000
d)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $18,876 and $27,848, respectively.	65,000	*	170,000	*
e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $477 and $364, respectively.	2,500		2,500
f)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $2,113 and $1,465, respectively.	15,000		15,000
g)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due six months following the borrowing date. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $54 and $5, respectively	3,904		1,229
h)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $1,813 and $987, respectively.	20,000		20,000
i)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due six months following the borrowing date. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $1,020 and $527, respectively.	12,000		12,000
j)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due six months following the borrowing date. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $235 and $176, respectively.	1,300		4,700
k)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due six months following the borrowing date. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $83 and $33, respectively.	1,000		1,000
l)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due six months following the borrowing date. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $96 and $36, respectively.	1,200		1,200
m)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $79 and $nil, respectively.	12,500		–
		$167,932		$261,157

Ecosciences , Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

5.	Notes Payable (continued)

*	On May 9, 2014, the Company entered into a Master Loan Agreement (the “Loan Agreement”), whereby the lender agreed, from time to time, to purchase from the Company one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed $500,000 and that no Event of Default has occurred and remains uncured. Amounts borrowed under the Loan Agreement are evidenced by an unsecured, non-recourse Promissory Note, bearing interest at a rate of 8% per annum, maturing on the first anniversary date thereof, and may be prepaid by the Company before the maturity date. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement will automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and the lender and (ii) written termination notice is delivered by the Company or the lender to the other party. Several notes matured in 2015 and were not repaid. Therefore, under the default terms of the Loan Agreement, all remaining promissory notes immediately become due and payable. On October 11, 2016, the lender assigned a total of $75,000 of promissory notes payable to two third-party lenders (Note 6(i)).

6.	Convertible Notes Payable

a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $1,978 and $1,778, respectively. At November 30, 2016, and May 31, 2016, the balance owing on the two Notes was $4,000.

b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $426 and $367, respectively. At November 30, 2016, and May 31, 2016, the balance owing on the Note was $1,177.

c)	On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $1,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.001 per share. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $493 and $443, respectively. At November 30, 2016, and May 31, 2016, the balance owing on the Note was $1,000.

d)	On February 19, 2016, the Company entered into a Convertible Promissory Note agreement for $14,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $840 and $304, respectively. During the six months ended November 30, 2016, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $5,000 of the Note. At November 30, 2016, and May 31, 2016, the balance owing on the Note was $9,000 and $14,000, respectively.

e)	On May 12, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At November 30, 2016, and May 31, 2016, the Company owed accrued interest of $435 and $40, respectively. At November 30, 2016, and May 31, 2016, the balance owing on the Note was $10,000.

f)	On August 25, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At November 30, 2016, the Company owed accrued interest of $213. At November 30, 2016, the balance owing on the Note was $10,000.

Ecosciences , Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

6.	Convertible Notes Payable (continued)

g)	On July 19, 2016, the Company entered a Securities Purchase Agreement whereas the Company agreed to issue two Convertible Redeemable Notes for an aggregate of $121,000. The Convertible Redeemable Notes bear interest at 12% per annum and contain a 10% original issue discount, such that the purchase price of each $60,500 note is $55,000. The principal amount and any interest thereon are due one year following the borrowing date. During the first six months that the first Convertible Redeemable Note is in effect, the Company may redeem the Note at 140% of the par value plus accrued interest. The first of the two Convertible Redeemable Notes was paid to the Company on July 19, 2016. The second Convertible Redeemable Note (“Back-End Note”) shall initially be paid for by an offsetting $55,000 promissory note issued to the Company by the lender, provided that prior to the conversion of the Back-End Note, the lender must have paid off the promissory note in cash. Payment to the Company under the promissory note must be no later than April 19, 2017. As of November 30, 2016, the second Convertible Redeemable Note has not been funded. The promissory note will initially be secured by the pledge of the Back-End Note. Pursuant to the agreements, the Convertible Redeemable Notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the first Convertible Redeemable Note, the Company incurred financing costs of $3,000 and an original issue discount of $5,500, which have been recorded as a discount.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $90,990 resulted in an additional discount to the note payable of $52,000 and the remaining $38,990 was recognized as a loss on changes in fair value of derivative liability. During the six months ended November 30, 2016, the Company recorded accretion of $17,393 increasing the carrying value of the note to $17,393. At November 30, 2016, the Company owed accrued interest of $2,665.

h)	On July 19, 2016, the Company entered into a Convertible Promissory Note agreement for $56,750. The principal amount and any interest thereon are due nine months following the borrowing date. The Note bears interest at 12% per annum, increasing to 24% per annum if any principal or interest is not paid when due. For the first 180 days, the Company has the right to prepay the Note of up to 150% of all amounts owed. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the issue date and (ii) a 50% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion. The Company incurred financing costs of $6,750 which has been recorded as a discount.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $79,631 resulted in an additional discount to the note payable of $50,000 and the remaining $29,631 was recognized as a loss on changes in fair value of derivative liability. During the six months ended November 30, 2016, the Company recorded accretion of $21,477 increasing the carrying value of the note to $21,477. At November 30, 2016, the Company owed accrued interest of $2,500.

i)	On October 11, 2016, a lender of the Company assigned at total of $75,000 of promissory notes payable to two third-party lenders (Note 5). On October 21, 2016, the Company entered into Debt Conversion Agreements with the lenders, whereby the loan amount became convertible to common stock of the Company. The Notes bear interest at 8% per annum. Pursuant to the Debt Conversion Agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.001 per share. Upon entering into the Debt Conversion Agreements, the terms of the notes were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $90,004 resulted in an additional discount to the note payable of $90,004. Since the Notes are due on demand, the discount was fully accreted upon issuance. At November 30, 2016, the Company owed accrued interest of $15,706. At November 30, 2016, the balance owing on the two Notes was $68,946. During the six months ended November 30, 2016, the Company issued 6,053,600 shares of common stock pursuant to the conversion of $6,054 of principal of the Notes.

Ecosciences , Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Six Months Ended November 30, 2016
Balance at the beginning of the period	$–

Addition of new derivative liabilities	170,621
Change in fair value of embedded conversion option	(19,229)
Balance at the end of the period	$151,392

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	222% - 232%	0.56%	0%	0.75-1.00
At November 30, 2016	176% - 179%	0.62%	0%	0.38-0.63

8.	Common Stock

a)	On November 2, 2016, the Company issued 31,200,000 shares of common stock with a fair value of $243,360 to the President of the Company pursuant to the Amended and Restated Management Services Agreement (Note 10(g)).

b)	On November 7, 2016, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $5,000 of a convertible note payable (Note 6(d)), in which the notice of conversion was received on October 18, 2016.

c)	On November 17, 2016, the Company issued 6,053,600 shares of common stock pursuant to the conversion of $6,054 of notes payable (Note 6(i)), in which the notice of conversion was received on October 26, 2016.

9.	Preferred Stock

a)	On June 4, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Designation for the Company’s Series C convertible preferred stock originally filed with the Secretary of State of Nevada on April 20, 2015. Pursuant to the Amendment, the Company increased the number of shares of common stock issuable upon the conversion of each share of Series C preferred stock from 10 shares to 12 shares but also added the restriction that the holder has to wait until the one year anniversary date of issuance before the holder can elect to convert. Also, the Company removed the right of the holder to elect to have any portion of the shares be repurchased by the Company at $0.10 per share, and amended the voting rights to increase the voting equivalency of each share of Series C preferred stock from 10 shares to 12 shares of common stock.

b)	On June 4, 2015, the Company designated 10,000,000 shares of preferred stock as Series D convertible preferred stock. The holders of the Series D convertible preferred stock may elect to convert their shares at any time and from time to time and after the first year anniversary of the issue date. Each share of Series D convertible preferred stock is convertible into 10 shares of common stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series D convertible preferred stock that would result in the stockholder beneficially owning more than 4.99% of the common stock of the Company. The holders of the Series D convertible preferred stock shall be entitled to a number of votes equal to the number of shares of common stock into which the Series D shares held are convertible.

Ecosciences , Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

9.	Preferred Stock (continued)

c)	On June 4, 2015, upon execution of the Management Services Agreement referred to in Note 10 (a), the Company issued 100,000 shares of the Series D convertible preferred stock to the President of the Company at $0.10 per share in exchange for management services.

d)	On June 4, 2015, upon execution of the Services Agreements referred to in Note 10 (b), the Company issued 400,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

e)	On June 11, 2015, upon execution of the Services Agreements referred to in Notes 10 (d) and (e), the Company issued 110,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

f)	On September 11, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to amend the provisions of the Company’s Amended and Restated Certificate of Designation for the Company’s Series A convertible preferred stock originally filed with the Secretary of State of Nevada on May 8, 2014. Pursuant to the Amendment, the Company restated the conversion and redemption terms of the Series A convertible preferred stock. For shares of Series A convertible preferred stock issued prior to September 11, 2015, the holders shall have the right to convert the shares from the first anniversary date of issuance. For shares of Series A convertible preferred stock issued on or after September 11, 2015, the holders shall have the right to convert the shares from October 1, 2016. The Company may also redeem all, or any portion of, the outstanding shares of Series A convertible preferred stock for $0.40 per share.

g)	On September 11, 2015, the Company entered into a Stock Purchase Agreement, whereby the Company issued 125,000 shares of Series A preferred stock at $0.20 per share for proceeds of $25,000.

h)	On November 1, 2016, upon execution of the Management Services Agreement referred to in Note 10 (f), the Company issued 100,000 shares of the Series D convertible preferred stock to the Chief Operating Officer of the Company at $0.089 per share in exchange for management services.

10.	Commitments

a)	On June 4, 2015, the Company entered into a Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company agreed to pay $31,200 per year, accruing in equal monthly increments of $2,600, and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. On November 2, 2016, the Company entered into an Amended and Restated Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company (Note 10(g)).

b)	On June 4, 2015, the Company entered into Services Agreements with four unrelated third party persons or companies. In consideration of these services, the Company has agreed to pay an aggregate $96,000 per year, accruing in equal monthly increments of $8,000, and to issue an aggregate 4,000,000 shares of the Company’s Series D convertible preferred stock, of which 400,000 shares were issued upon the execution of the Services Agreements, and the remaining 3,600,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

c)	On June 9, 2015, the Company entered into a Consultancy Agreement with a company for investor relations services. The Company agreed to pay $5,000 per month and the term of the Consultancy Agreement was for six months, commencing June 11, 2015. On January 1, 2016, the Consultancy Agreement was extended for an additional six months. The Consultancy Agreement was not renewed and expired during the period.

d)	On June 11, 2015, the Company entered into a Services Agreement with an unrelated third party company. In consideration of these services, the Company has agreed to pay $60,000 per year, accruing in equal monthly increments of $5,000, and to issue 500,000 shares of the Company’s Series D convertible preferred stock, of which 50,000 shares were issued upon the execution of the Services Agreement, and the remaining 450,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

Ecosciences , Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

10.	Commitments (continued)

e)	On June 11, 2015, the Company entered into Services Agreements with two unrelated third party persons or companies. In consideration of these services, the Company has agreed to issue an aggregate 600,000 shares of the Company’s Series D convertible preferred stock, of which 60,000 shares were issued upon the execution of the Services Agreements, and the remaining 540,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

f)	On November 1, 2016, the Company entered into a Management Services Agreement with the Chief Operating Officer of the Company. In consideration for his services, the Company has agreed to pay $84,000 per year, accruing in increments of $7,000 per month, commission of 3% of all gross sales, and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The Company also agreed to reimburse the Chief Operating Officer for a health insurance plan beginning January 1, 2017. The term of the Management Services Agreement is for six months, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

g)	On November 2, 2016, the Company entered into an Amended and Restated Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company has agreed to pay $84,000 per year, accruing in equal monthly increments of $7,000, and to issue an aggregate of 900,000 shares of the Company's Series D convertible preferred stock, which shall vest in increments upon the achievement by the Company of the milestones set forth in the Amended and Restated Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. In addition, the Company agreed to pay a signing bonus of $31,200, convertible or payable into shares of common stock at $0.001 per share. The Company also agreed to determine a commission structure within 90 days of the agreement, and shall reimburse the President for a health insurance plan beginning January 1, 2017. The term of the Amended and Restated Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

11.	Concentrations

The Company’s revenues were concentrated among three customers for the six months ended November 30, 2016, and five customers for the six months ended November 30, 2015:

Customer	Revenue for the Six Months Ended November 30, 2016	Revenue for the Six Months Ended November 30, 2015

1	58%	29%
2	19%	19%
3	11%	15%
4	*	13%
5	*	10%

The Company’s receivables were concentrated among five customers as at November 30, 2016, and four customers as at May 31, 2016:

Customer	Receivables as at November 30, 2016	Receivables as at May 31, 2016

1	27%	37%
2	25%	35%
3	20%	35%
4	12%	16%
5	13%	*

* not greater than 10%

Ecosciences , Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

12. Subsequent Events

a)	On December 12, 2016, the Company issued 3,946,400 shares of common stock pursuant to the conversion of $3,946 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on November 17, 2016.

b)	On December 14, 2016, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 6(d)), in which the notice of conversion was received on December 12, 2016.

c)	On December 15, 2016, the Company issued 10,000,000 shares of common stock pursuant to the conversion of $10,000 of convertible notes payable (Note 6(i), in which the notice of conversion was received on December 13, 2016.

d)	On December 28, 2016, the Company issued 4,000,000 shares of common stock pursuant to the conversion of $4,000 of convertible notes payable (Note 6(d)), in which the notice of conversion was received on December 23, 2016.

e)	On January 3, 2017, the Company issued 16,000,000 shares of common stock pursuant to the conversion of $16,000 of convertible notes payable (Note 6(i), in which the notice of conversion was received on January 3, 2017.

f)	On January 25, 2017, the Company issued 4,000,000 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 6(i), in which the notice of conversion was received on January 4, 2017.

g)	On January 13, 2017, the Company, through its wholly owned subsidiary, sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $7,500, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

h)	On January 17, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $5,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

i)	On January 18, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $5,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

j)	On January 25, 2017, the Company, through its wholly owned subsidiary, sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $5,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

k)

Crown Bridge Partners, LLC

Stock Purchase Agreement, Registration Rights Agreement and 8% Convertible Promissory Note

On January 31, 2017, the Company entered into a Securities Purchase Agreement, dated January 31, 2017 (the “Stock Purchase Agreement”), with Crown Bridge Partners, LLC, a New York limited liability agreement (“Crown Bridge” or the “Holder”). Pursuant to the Stock Purchase Agreement, Crown Bridge purchased a convertible promissory note in the principal sum of $120,000 (the “Principal Amount”) from the Company, bearing interest at the rate of eight percent (8%) per annum, at maturity or upon acceleration or otherwise, as set forth herein (the “Note”). The consideration to the Company for the Note is up to $102,000.00 (the “Consideration”). The principal sum under the Note shall be prorated upon the consideration actually paid by Crown Bridge, the applicable portion of the OID as well as the accrued interest. The Company is not required to repay any unfunded portion of the Note. The maturity date for each tranche of the Principal Amount funded is twelve (12) months from the effective date of each payment (each, a “Maturity Date”).

The Holder shall pay $34,000.00 of the Consideration (the “First Tranche”) within a reasonable amount of time of the full execution of the transactional documents related to this Note. At the closing of the First Tranche, the outstanding principal amount under this Note shall be $40,000.00, consisting of the First Tranche plus the prorated portion of the OID (as defined herein). The Holder may pay, in its sole discretion, such additional amounts of the Consideration and at such dates as the Holder may choose in its sole discretion.

Default Interest

Any amount of principal or interest on the Note, which is not paid by the Maturity Date, shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”).

Conversion Right

Crown Bridge shall have the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note into shares of Common Stock of the Company at the Conversion Price (as defined below), provided, however, that in no event shall Crown Bridge be entitled to convert any portion of the Note would result in the beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the outstanding shares of Common Stock; provided, further, however, that the limitations on conversion may be waived by Crown Bridge.

Conversion Price

The Conversion Price of the Note shall be equal to the 50% (the “Variable Conversion Price”) of the lowest closing bid price (“Trading Price”) during the twenty-five (25) trading day period ending on the last complete trading day prior to the conversion date. If at any time while the Note is outstanding, the lowest Trading Price of the Company’s Common Stock is equal to or lower than $0.003, then an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until the Note is no longer outstanding (resulting in a discount rate of 60% assuming no other adjustments are triggered hereunder). In the event that shares of the Company’s Common Stock are not deliverable via DWAC following the conversion of any amount hereunder, an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until the Note is no longer outstanding (resulting in a discount rate of 60% assuming no other adjustments are triggered hereunder). If at any time while the Note is outstanding, the lowest Trading Price on the OTCQB or other applicable principal trading market for the Common Stock is equal to or lower than $0.001, then $10,000.00 shall immediately be added to the balance of the Note.

Each time, while the Note is outstanding, the Company enters into a Section 3(a)(9) transaction (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, in which any 3rd party has the right to convert monies owed to that 3rd party (or receive shares pursuant to a settlement or otherwise) at a discount to market greater than the Variable Conversion Price in effect at that time (prior to all other applicable adjustments in the Note), then the Variable Conversion Price shall be automatically adjusted to such greater discount percentage (prior to all applicable adjustments in the Note) until the Note is no longer outstanding. Each time, while the Note is outstanding, the Company enters into a Section 3(a)(9) transaction (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, in which any 3rd party has a look back period greater than the look back period in effect under the Note at that time (a twenty five (25) Trading Day look back period, then Crown Bridge’s look back period shall automatically be adjusted to such greater number of days until the Note is no longer outstanding. The Company shall give written notice to Crown Bridge, with the adjusted Variable Conversion Price and/or adjusted look back period (each adjustment that is applicable due to the triggering event), within one (1) business day of an event that requires any adjustment described in the two immediately preceding sentences. Crown Bridge shall be entitled to deduct $500.00 from the conversion amount in each Notice of Conversion to cover Crown Bridge’s deposit fees associated with each Notice of Conversion.

Registration Rights Agreement

In connection with the Stock Purchase Agreement, the Company entered into Registration Rights Agreement, dated January 31, 2017 (the “Registration Rights Agreement”) with Crown Bridge. Pursuant to the Registration Rights Agreement, the Company agreed that in the event that the Company files a Registration Statement or Registration Statements (as is necessary) on Form S-1 (or, if such form is unavailable for such a registration, on such other form as is available for such registration), at any time on or after the issuance date of the Note, then such Registration Statement shall cover the resale by the Crown Bridge of all Registrable Securities (the “Registration Amount”), and such Registration Statement(s) shall state that, in accordance with Rule 416 promulgated under the 1933 Act, that such Registration Statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon stock splits, stock dividends or similar transactions.

Notwithstanding the registration obligations above, if the staff of the SEC (the “Staff”) or the SEC informs the Company that all of the unregistered Registrable Securities cannot, as a result of the application of Rule 415, be registered for resale as a secondary offering on a single Registration Statement, the Company agrees to promptly (i) inform Crown Bridge of such fact and use its commercially reasonable efforts to file amendments to the Registration Statement as required by the SEC and/or (ii) withdraw the Registration Statement and file a new registration statement (the “New Registration Statement”), in either case covering the maximum number of Registrable Securities permitted to be registered by the SEC, on Form S-1 to register for resale the Registrable Securities as a secondary offering. If the Company amends the Registration Statement or files a New Registration Statement, as the case may be, under clauses (i) or (ii) above, the Company will use its commercially reasonable efforts to file with the SEC, as promptly as allowed by the Staff or SEC, one or more registration statements on Form S-1 to register for resale those Registrable Securities that were not registered for resale on the Registration Statement, as amended, or the New Registration Statement (each, an “Additional Registration Statement”). Additionally, the Company shall have the ability to file one or more New Registration Statements to cover the Registrable Securities once the shares under the initial Registration Statement referenced above have been sold.

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

Results of Operations

Three Months Ended November 30, 2016 Compared to the Three Months Ended November 30, 2015

The following table presents Eco-Logical’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Three-Month Period Ended
	November 30, 2016*		November 30, 2015*
	$	% of Revenue	$	% of Revenue

Revenue:	$5,915	–	$3,383	–
Cost of sales:	(4,922)	(83.21)%	(1,524)	(45.05)%
Gross profit	993	16.79%	1,859	54.95%

Operating expenses:
General and administrative	279,205	4,720.29%	15,355	453.89%
Professional fees	132,520	2,240.41%	78,696	2,326.22%
Total Expenses	411,725	6,960.69%	94,051	2,780.11%

Net loss before other expenses:	(410,732)	(6,943.91)%	(92,192)	(2,725.16)%

Other expenses:

Interest expense	(120,025)	(2,029.16)%	(5,333)	(157.64)%
Gain on derivative liabilities	35,497	600.12%	-

Net loss	$(495,260)	(8,372.95)%	$(97,525)	(2,882.80)%

*Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Three-Month Period Ended
	November 30, 2016	November 30, 2015	% Change

Revenue	$5,915	$3,383	74.84%

Our Revenue increased 74.84% for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015. The increase is attributed to more repeat sales from existing customers.

Costs and Expenses

Costs of Sales

	Three-Month Period Ended
	November 30, 2016	November 30, 2015	% Change

Costs of Sales	$4,922	$1,524	222.97%

Our Costs of Sales increased 222.97% for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015. The increase is due to an increase in sales volume through E-commerce which carries additional shipping and merchant fees.

Operating Expenses

	Three-Month Period Ended
	November 30, 2016	November 30, 2015	% Change

Operating Expenses	$411,725	$94,051	337.77%

Our Operating Expenses increased 337.77% for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015. The increase is the result of an increase in Management Fees as well as several significant increases in administrative costs.

Interest Expense

	Three-Month Period Ended
	November 30, 2016	November 30, 2015	% Change
Interest Expense	$120,025	$5,333	2,150.61%

Our Interest Expense increased 2,150.61% for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015. The increase is attributable to the sale of additional promissory notes to finance operations, some of which included debt discounts which are amortized to interest expense each period.

Six Months Ended November 30, 2016 Compared to the Six Months Ended November 30, 2015

The following table presents the Company’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Six-Month Period Ended
	November 30, 2016*		November 30, 2015*
	$	% of Revenue	$	% of Revenue

Revenue:	$9,387		$6,737
Cost of sales:	(6,696)	(71.33)%	(3,945)	(58.56)%
Gross profit	2,691	28.67%	2,792	41.44%

Operating expenses:
General and administrative	294,667	3,139.10%	84,745	1,257.90%
Professional fees	258,156	2,750.14%	176,196	2,615.35%
Total Expenses	552,823	5,889.24%	260,941	3,873.25%

Net loss before other expenses:	(550,132)	(5,860.57)%	(258,149)	(3,831.81)%

Other expenses:

Interest expense	(157,820)	(1,681.26)%	(10,461)	(155.28)%
Loss on derivative liabilities	(49,392)	(526.17)%	–	–

Net loss	$(757,344)	(8,068.01)%	$(268,610)	(3,987.09)%

* Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Six-Month Period Ended
	November 30, 2016	November 30, 2015	% Change

Revenue	$9,387	$6,737	39.34%

Our Revenue increased 39.34% for the six months ended November 30, 2016 as compared to the six months ended November 30, 2015. The increase is attributed to repeat sales from existing customers.

Costs and Expenses

Costs of Sales

	Six-Month Period Ended
	November 30, 2016	November 30, 2015	% Change

Costs of Sales	$6,696	$3,945	69.73%

Our Costs of Sales increased 69.73% for the six months ended November 30, 2016 as compared to the six months ended November 30, 2015. The increase is due to an increase in sales volume through E-commerce which carries additional shipping and merchant fees.

Operating Expenses

	Six-Month Period Ended
	November 30, 2016	November 30, 2015	% Change

Operating Expenses	$552,823	$260,941	111.86%

Our Operating Expenses increased 111.86% for the six months ended November 30, 2016 as compared to the six months ended November 30, 2015. The increase is attributable to an increase in Management and Professional Fees consisting of legal, accounting and consulting fees as well as administrative costs.

Interest Expense

	Six-Month Period Ended
	November 30, 2016	November 30, 2015	% Change
Interest Expense	$157,820	$10,461	1,408.65%

Our Interest Expense increased 1,408.65% for the six months ended November 30, 2016 as compared to the six months ended November 30, 2015. The increase is attributable to the sale of additional promissory notes to finance operations, some of which included debt discounts which are amortized to interest expense each period.

Financial Condition, Liquidity and Capital Resources

At November 30, 2016, we had $2,268 in cash on hand and an accumulated deficit of $1,697,394; and had $9,387 in revenues for the six month period ended November 30, 2016. In their report for the fiscal year ended May 31, 2016, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

To date, we have financed our operations primarily through the sale of Convertible Promissory Notes to Joel Falitz and other non-affiliated third parties and the issuance and sale of equity securities for cash consideration. During the six month period ending November 30, 2016, we have financed our operations by the following:

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

●	ADAR Bays, LLC. On July 21, 2016, the Company closed a Securities Purchase Agreement (“ADAR SPA”) with ADAR Bays, LLC, a Florida limited liability company (“ADAR”), providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $121,000 (the “ADAR Notes”), with the first note being in the amount of $60,500 (“ADAR First Note”) and the second note being in the amount of $60,500 (“ADAR Back End Note”), each with a 10% original issue discount (“OID”). ADAR First Note was funded, with the Company receiving $55,000, net of the 10% OID. With respect to ADAR Back End Note, also with a 10% OID, ADAR issued a note to the Company in the amount of $55,000 to offset ADAR Back End Note, secured by ADAR Back End Note (“Secured Note”). The funding of ADAR Back End Note is subject to certain conditions as described in ADAR Back End Note. As of November 30, 2016 the second Convertible Redeemable Note has not funded. ADAR is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under ADAR Back End Note.

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

Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. As of November 30, 2016, we had a working capital deficit of $1,224,234, an accumulated deficit of $1,697,394 and a stockholders’ deficit of $1,224,234.

At November 30, 2016 the Company was indebted to the President of the Company and a company controlled by the President of the Company for $62,033. The amount is unsecured, non-interest bearing and due on demand.

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

	For the Three Months Ended
	November 30, 2016	November 30, 2015
Cash, beginning of period	$4,220	$381
Net cash used in operating activities	(122,714)	(55,630)
Net cash provided by investing activities	–	–
Net cash provided by financing activities	120,762	55,550
Cash, end of period	$2,268	$251

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

Based upon that evaluation, our management has concluded that, as of November 30, 2016, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

N/A

Item 5. Other Information

Subsequent Events

●	On December 12, 2016, the Company issued 3,946,400 shares of common stock pursuant to the conversion of $3,946 of convertible notes payable (Note 6(i)),

●	On December 14, 2016, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 6(d)).

●	On December 15, 2016, the Company issued 10,000,000 shares of common stock pursuant to the conversion of $10,000 of convertible notes payable (Note 6(i).

●	On December 28, 2016, the Company issued 4,000,000 shares of common stock pursuant to the conversion of $4,000 of convertible notes payable (Note 6(d)).

●	On January 3, 2017, the Company issued 16,000,000 shares of common stock pursuant to the conversion of $16,000 of convertible notes payable (Note 6(i).

●	On January 25, 2017, the Company issued 4,000,000 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 6(i), in which the notice of conversion was received on January 4, 2017.

●	On January 13, 2017, the Company, through its wholly owned subsidiary, sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $7,500, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

●	On January 17, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $5,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

●	On January 18, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $5,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

●	On January 25, 2017, the Company, through its wholly owned subsidiary, sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $5,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

Crown Bridge Partners, LLC

Stock Purchase Agreement, Registration Rights Agreement and 8% Convertible Promissory Note

On January 31, 2017, the Company entered into a Securities Purchase Agreement, dated January 31, 2017 (the “Stock Purchase Agreement”), with Crown Bridge Partners, LLC, a New York limited liability agreement (“Crown Bridge” or the “Holder”). Pursuant to the Stock Purchase Agreement, Crown Bridge purchased a convertible promissory note in the principal sum of $120,000 (the “Principal Amount”) from the Company, bearing interest at the rate of eight percent (8%) per annum, at maturity or upon acceleration or otherwise, as set forth herein (the “Note”). The consideration to the Company for the Note is up to $102,000.00 (the “Consideration”). The principal sum under the Note shall be prorated upon the consideration actually paid by Crown Bridge, the applicable portion of the OID as well as the accrued interest. The Company is not required to repay any unfunded portion of the Note. The maturity date for each tranche of the Principal Amount funded is twelve (12) months from the effective date of each payment (each, a “Maturity Date”).

The Holder shall pay $34,000.00 of the Consideration (the “First Tranche”) within a reasonable amount of time of the full execution of the transactional documents related to this Note. At the closing of the First Tranche, the outstanding principal amount under this Note shall be $40,000.00, consisting of the First Tranche plus the prorated portion of the OID (as defined herein). The Holder may pay, in its sole discretion, such additional amounts of the Consideration and at such dates as the Holder may choose in its sole discretion.

Default Interest

Any amount of principal or interest on the Note, which is not paid by the Maturity Date, shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”).

Conversion Right

Crown Bridge shall have the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note into shares of Common Stock of the Company at the Conversion Price (as defined below), provided, however, that in no event shall Crown Bridge be entitled to convert any portion of the Note would result in the beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the outstanding shares of Common Stock; provided, further, however, that the limitations on conversion may be waived by Crown Bridge.

Conversion Price

The Conversion Price of the Note shall be equal to the 50% (the “Variable Conversion Price”) of the lowest closing bid price (“Trading Price”) during the twenty-five (25) trading day period ending on the last complete trading day prior to the conversion date. If at any time while the Note is outstanding, the lowest Trading Price of the Company’s Common Stock is equal to or lower than $0.003, then an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until the Note is no longer outstanding (resulting in a discount rate of 60% assuming no other adjustments are triggered hereunder). In the event that shares of the Company’s Common Stock are not deliverable via DWAC following the conversion of any amount hereunder, an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until the Note is no longer outstanding (resulting in a discount rate of 60% assuming no other adjustments are triggered hereunder). If at any time while the Note is outstanding, the lowest Trading Price on the OTCQB or other applicable principal trading market for the Common Stock is equal to or lower than $0.001, then $10,000.00 shall immediately be added to the balance of the Note.

Each time, while the Note is outstanding, the Company enters into a Section 3(a)(9) transaction (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, in which any 3rd party has the right to convert monies owed to that 3rd party (or receive shares pursuant to a settlement or otherwise) at a discount to market greater than the Variable Conversion Price in effect at that time (prior to all other applicable adjustments in the Note), then the Variable Conversion Price shall be automatically adjusted to such greater discount percentage (prior to all applicable adjustments in the Note) until the Note is no longer outstanding. Each time, while the Note is outstanding, the Company enters into a Section 3(a)(9) transaction (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, in which any 3rd party has a look back period greater than the look back period in effect under the Note at that time (a twenty five (25) Trading Day look back period, then Crown Bridge’s look back period shall automatically be adjusted to such greater number of days until the Note is no longer outstanding. The Company shall give written notice to Crown Bridge, with the adjusted Variable Conversion Price and/or adjusted look back period (each adjustment that is applicable due to the triggering event), within one (1) business day of an event that requires any adjustment described in the two immediately preceding sentences. Crown Bridge shall be entitled to deduct $500.00 from the conversion amount in each Notice of Conversion to cover Crown Bridge’s deposit fees associated with each Notice of Conversion.

Prepayment

The Company may prepay any amount outstanding under each respective tranche of the Note, during the initial 180-day period after Crown Bridge’s funding of the respective tranche, by making a payment to Crown Bridge of an amount in cash equal to 150% multiplied the amount that the Company is prepaying, subject to Crown Bridge’s prior written acceptance in Crown Bridge’s sole discretion. The Company may not prepay any amount outstanding under each respective tranche of the Note after the 180th day after Crown Bridge’s funding of the respective tranche.

Section 3(a)(10) Transactions

If at any time while the Note is outstanding, the Company enters into a transaction structured in accordance with, based upon, or related or pursuant to, in whole or in part, Section 3(a)(10) of the Securities Act (a “3(a)(10) Transaction”), then a liquidated damages charge of 25% of the outstanding principal balance of the Note at that time, will be assessed and will become immediately due and payable to Crown Bridge, as an addition to the balance of the Note.

Right of First Refusal

If at any time while the Note is outstanding, the Company has a bona fide offer of capital or financing from any third party, that the Company intends to act upon, then the Company must first offer such opportunity to Crown Bridge to provide such capital or financing to the Company on the same terms as each respective third party’s terms. Should Crown Bridge be unwilling or unable to provide such capital or financing to the Company within five (5) trading days from Crown Bridge’s receipt of written notice of the offer (the “Offer Notice”) from the Company, then the Company may obtain such capital or financing from that respective third party upon the exact same terms and conditions offered by the Company to Crown Bridge, which transaction must be completed within thirty (30) days after the date of the Offer Notice.

If the Company does not receive the capital or financing from the respective third party within 30 days after the date of the respective Offer Notice, then the Company must again offer the capital or financing opportunity to Crown Bridge as described above, and the process detailed above shall be repeated.

Registration Rights Agreement

In connection with the Stock Purchase Agreement, the Company entered into Registration Rights Agreement, dated January 31, 2017 (the “Registration Rights Agreement”) with Crown Bridge. Pursuant to the Registration Rights Agreement, the Company agreed that in the event that the Company files a Registration Statement or Registration Statements (as is necessary) on Form S-1 (or, if such form is unavailable for such a registration, on such other form as is available for such registration), at any time on or after the issuance date of the Note, then such Registration Statement shall cover the resale by the Crown Bridge of all Registrable Securities (the “Registration Amount”), and such Registration Statement(s) shall state that, in accordance with Rule 416 promulgated under the 1933 Act, that such Registration Statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon stock splits, stock dividends or similar transactions.

Notwithstanding the registration obligations above, if the staff of the SEC (the “Staff”) or the SEC informs the Company that all of the unregistered Registrable Securities cannot, as a result of the application of Rule 415, be registered for resale as a secondary offering on a single Registration Statement, the Company agrees to promptly (i) inform Crown Bridge of such fact and use its commercially reasonable efforts to file amendments to the Registration Statement as required by the SEC and/or (ii) withdraw the Registration Statement and file a new registration statement (the “New Registration Statement”), in either case covering the maximum number of Registrable Securities permitted to be registered by the SEC, on Form S-1 to register for resale the Registrable Securities as a secondary offering. If the Company amends the Registration Statement or files a New Registration Statement, as the case may be, under clauses (i) or (ii) above, the Company will use its commercially reasonable efforts to file with the SEC, as promptly as allowed by the Staff or SEC, one or more registration statements on Form S-1 to register for resale those Registrable Securities that were not registered for resale on the Registration Statement, as amended, or the New Registration Statement (each, an “Additional Registration Statement”). Additionally, the Company shall have the ability to file one or more New Registration Statements to cover the Registrable Securities once the shares under the initial Registration Statement referenced above have been sold.

Item 6. Exhibits

Index to Exhibits

Exhibit No:	Description:

10.1	Securities Purchase Agreement, dated January 31, 2017, between Ecosciences Inc. and Crown Bridge Partners LLC

10.2	8% Convertible Promissory Note, dated January 31, 2017, between Ecosciences Inc. and Crown Bridge Partners LLC

10.3	Registration Rights Agreement, dated January 31, 2017, between Ecosciences, Inc. and Crown Bridge Partners, LLC (Included in Exhibit 10.1).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2017	By:	/s/ JOEL FALITZ
	Name:	Joel Falitz
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

