Form 10-Q
period 2017-02-28
ECOSCIENCES, INC.
filed 2017-04-13
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2017

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of April 13, 2017 there were 531,030,850 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Index

Table of Contents

Unaudited Condensed Consolidated Balance Sheets	F-1

Unaudited Condensed Consolidated Statements of Operations	F-2

Unaudited Condensed Consolidated Statements of Cash Flows	F-3

Notes to the Unaudited Condensed Consolidated Financial Statements	F-4

3

Ecosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 28, 2017	May 31, 2016

ASSETS

Current Assets

Cash	$14,181	$4,220
Inventory	11,557	5,169
Prepaid expenses	2,500	771

Total Assets	$28,238	$10,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$243,715	$165,483
Accrued liabilities	405,542	331,505
Due to related parties	89,861	42,046
Notes payable	292,227	261,157
Convertible notes payable, net	112,539	30,177
Derivative liabilities	261,135	–

Total Liabilities	1,405,019	830,368

Commitments

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized, $0.0001 par value;

Series A Redeemable and Convertible Preferred Stock 1,593,630 shares issued and outstanding	160	160

Series B Preferred Stock 200,000 shares issued and outstanding	20	20

Series C Redeemable and Convertible Preferred Stock 4,700,000 shares issued and outstanding	470	470

Series D Convertible Preferred Stock 710,000 shares issued and outstanding (May 31, 2016 – 610,000)	71	61

Common Stock 1,950,000,000 shares authorized, $0.0001 par value; 239,607,771 shares issued and outstanding (May 31, 2016 – 101,751,500 shares)	23,961	10,175

Additional Paid-in Capital	578,257	108,956

Deficit	(1,979,720)	(940,050)

Total Stockholders’ Deficit	(1,376,781)	(820,208)

Total Liabilities and Stockholders’ Deficit	$28,238	$10,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenue	$4,836	$6,127	$14,223	$12,864
Cost of sales	(954)	(1,898)	(7,650)	(5,843)

Gross Profit	3,882	4,229	6,573	7,021

Expenses
General and administrative	53,879	16,006	348,546	100,751
Professional fees	102,714	91,331	360,870	267,527

Total Expenses	156,593	107,337	709,416	368,278

Net Loss Before Other Expenses	(152,711)	(103,108)	(702,843)	(361,257)

Other Expenses
Interest expense	(96,872)	(5,623)	(254,692)	(16,084)
Loss on derivative liabilities	(32,743)	–	(82,135)	–

Net Loss	$(282,326)	$(108,731)	$(1,039,670)	$(377,341)

Net Loss Per Share – Basic and Diluted	$–	$–	$(0.01)	$–
Weighted-average Common Shares Outstanding – Basic and Diluted	177,080,478	101,751,500	131,463,163	101,751,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended February 28, 2017	Nine Months Ended February 29, 2016

Cash Flows from Operating Activities

Net loss	$(1,039,670)	$(377,341)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-Cash Interest Expense	209,324	–
Loss on derivative liabilities	82,135	–
Stock-based compensation	252,260	61,000

Changes in operating assets and liabilities:
Accounts receivable	–	3,371
Inventory	(6,388)	(1,469)
Prepaid expenses	(1,729)	(3,156)
Accounts payable	106,732	22,094
Accrued liabilities	163,300	201,082
Due to related party	–	23,149

Net Cash Used in Operating Activities	(234,036)	(71,270)

Cash Flows from Financing Activities

Advances from related party	47,815	272
Proceeds from notes payable	48,250	48,096
Payment of notes payable	(41,068)	(14,709)
Proceeds from convertible notes payable	189,000	14,000
Proceeds from issuance of Series A redeemable preferred stock	–	25,000

Net Cash Provided by Financing Activities	243,997	72,659

Change in Cash	9,961	1,389

Cash - Beginning of Period	4,220	381

Cash - End of Period	$14,181	$1,770

Supplemental Disclosures of Cash Flow Information:

Interest paid	$332	$941
Income taxes paid	$–	$–

Non-Cash Investing and Financing Activities:

Shares issued to settle convertible debt	$119,609	$–
Shares issued to settle accrued interest on convertible debt	$3,875	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations

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

As at February 28, 2017, the Company had 363,585,566 potential dilutive shares outstanding.

2.	Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of February 28, 2017, the Company has accumulated losses of $1,979,720 and a working capital deficit of $1,376,781. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Inventory

Inventory consists of the following:

	February 28, 2017	May 31, 2016

Raw Materials	$2,246	$1,353
Finished Goods	7,202	2,213
Packaging Supplies	2,109	1,603

Total	$11,557	$5,169

4.	Related Party Transactions

a)	During the nine months ended February 28, 2017, the Company incurred management services fees of $284,360 (2016 - $33,400) to the President of the Company, of which $243,360 was for issuing 31,200,000 shares of the Company’s common stock at $0.0078 per share upon execution of the Amended and Restated Management Services Agreement (Note 10(g)).

b)	During the nine months ended February 28, 2017, the Company incurred management services fees of $36,900 (2016 - $nil) to the Chief Operating Officer of the Company, of which $8,900 was for issuing 100,000 shares of the Company’s Series D preferred stock at $0.089 per share upon execution of the Management Services Agreement (Note 10(f)).
c)	During the nine months ended February 28, 2017, the Company incurred rent fees of $3,000 (2016 - $nil) to a company controlled by the President of the Company.
d)	At February 28, 2017, and May 31, 2016, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $79,361 and $42,046, respectively. The amount is unsecured, non-interest bearing and due on demand.
e)	At February 28, 2017, and May 31, 2016, the Company was indebted to the Chief Operating Officer of the Company for $10,500 and $nil, respectively. The amount is unsecured, non-interest bearing and due on demand.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.	Notes Payable

Notes payable consist of the following:		February 28, 2017		May 31, 2016

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$5,528		$5,528
b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note was due one year following the borrowing date.	8,000		8,000
c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $7,770 and $6,274, respectively.	20,000		20,000
d)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes were due one year following the borrowing date. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $20,380 and $27,848, respectively.	65,000	(i)	170,000	(i)
e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note was due one year following the borrowing date. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $533 and $364, respectively.	2,500		2,500
f)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note was due one year following the borrowing date. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $2,441 and $1,465, respectively.	–	(ii)	15,000
g)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note was due six months following the borrowing date. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $7 and $5, respectively	1,061		1,229
h)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes were due one year following the borrowing date. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $2,231 and $987, respectively.	20,000		20,000
i)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note was due six months following the borrowing date. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $1,270 and $527, respectively.	12,000		12,000
j)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due six months following the borrowing date. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $235 and $176, respectively.	1,300		4,700
k)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due six months following the borrowing date. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $108 and $33, respectively.	1,000		1,000
l)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due six months following the borrowing date. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $126 and $36, respectively.	1,200		1,200
m)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes are due one year following the borrowing date. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $494 and $nil, respectively.	35,750		–
n)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due one year following the borrowing date. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $45 and $nil, respectively.	5,000		–
o)	Notes payable which are unsecured, non-guaranteed, and non interest-bearing. The notes are due on demand.	113,888	(iii)	–

		$292,227		$261,157

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.	Notes Payable (continued)

(i)	On May 9, 2014, the Company entered into a Master Loan Agreement (the “Loan Agreement”), whereby the lender agreed, from time to time, to purchase from the Company one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed $500,000 and that no Event of Default has occurred and remains uncured. Amounts borrowed under the Loan Agreement are evidenced by an unsecured, non-recourse Promissory Note, bearing interest at a rate of 8% per annum, maturing on the first anniversary date thereof, and may be prepaid by the Company before the maturity date. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement will automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and the lender and (ii) written termination notice is delivered by the Company or the lender to the other party. Several notes matured in 2015 and were not repaid. Therefore, under the default terms of the Loan Agreement, all remaining promissory notes immediately become due and payable. On October 11, 2016, the lender assigned a total of $75,000 of promissory notes payable to two third-party lenders (Note 6(i)).

(ii)	On December 8, 2016, the lender assigned the $15,000 promissory note payable to a third party lender (Note 6(l)).

(iii)

On October 1, 2016, and December 1, 2016, the Company entered into Promissory Notes of $103,888, and $10,000, respectively, whereby a vendor of the Company agreed to convert amounts owing for services to promissory notes. The Promissory Notes are unsecured, non interest-bearing and due on demand..

6.	Convertible Notes Payable

	a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the Notes are convertible into shares of common stock at a conversion price equal to $0.01 per share. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $2,077 and $1,778, respectively. At February 28, 2017, and May 31, 2016, the balance owing on the two Notes was $4,000.

	b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock at $0.01 per share. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $455 and $367, respectively. At February 28, 2017, and May 31, 2016, the balance owing on the Note was $1,177.

	c)	On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $1,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.001 per share. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $518 and $443, respectively. At February 28, 2017, and May 31, 2016, the balance owing on the Note was $1,000.

	d)	On February 19, 2016, the Company entered into a Convertible Promissory Note agreement for $14,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $887 and $304, respectively. During the nine months ended February 28, 2017, the Company issued 14,000,000 shares of common stock pursuant to the conversion of $14,000 of the Note. At February 28, 2017, and May 31, 2016, the balance owing on the Note was $nil and $14,000, respectively.

	e)	On May 12, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At February 28, 2017, and May 31, 2016, the Company owed accrued interest of $603 and $40, respectively. During the nine months ended February 28, 2017, the Company issued 4,000,000 shares of common stock pursuant to the conversion of $5,000 of the Note. At February 28, 2017, and May 31, 2016, the balance owing on the Note was $5,000, and $10,000, respectively.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

6.	Convertible Notes Payable (continued)

f)	On August 25, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At February 28, 2017, the Company owed accrued interest of $410. At February 28, 2017, the balance owing on the Note was $10,000.

g)	On July 19, 2016, the Company entered a Securities Purchase Agreement whereas the Company agreed to issue two Convertible Redeemable Notes for an aggregate of $121,000. The Convertible Redeemable Notes bear interest at 12% per annum and contain a 10% original issue discount, such that the purchase price of each $60,500 note is $55,000. The principal amount and any interest thereon are due one year following the borrowing date. During the first six months that the first Convertible Redeemable Note is in effect, the Company may redeem the Note at 140% of the par value plus accrued interest. The first of the two Convertible Redeemable Notes was paid to the Company on July 19, 2016. The second Convertible Redeemable Note (“Back-End Note”) shall initially be paid for by an offsetting $55,000 promissory note issued to the Company by the lender, provided that prior to the conversion of the Back-End Note, the lender must have paid off the promissory note in cash. Payment to the Company under the promissory note must be no later than April 19, 2017. Subsequent to February 28, 2017, the second Convertible Redeemable Note was funded (Note 12). The promissory note will initially be secured by the pledge of the Back-End Note. Pursuant to the agreements, the Convertible Redeemable Notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the first Convertible Redeemable Note, the Company incurred financing costs of $3,000 and an original issue discount of $5,500, which have been recorded as a discount.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $90,990 resulted in an additional discount to the note payable of $52,000 and the remaining $38,990 was recognized as a loss on changes in fair value of derivative liability. During the nine months ended February 28, 2017, the Company issued 16,956,271 shares of common stock pursuant to the conversion of $30,000 of the principal of the Note. During the nine months ended February 28, 2017, the Company recorded accretion of $41,868 increasing the carrying value of the note to $11,868. At February 28, 2017, the Company owed accrued interest of $4,358.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $79,631 resulted in an additional discount to the note payable of $50,000 and the remaining $29,631 was recognized as a loss on changes in fair value of derivative liability. During the nine months ended February 28, 2017, the Company issued 19,700,000 shares of common stock pursuant to the conversion of $18,609 of the principal of the Note and $3,875 of accrued interest. During the nine months ended February 28, 2017, the Company recorded accretion of $43,237 increasing the carrying value of the note to $24,628. At February 28, 2017, the Company owed accrued interest of $231.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $90,004 resulted in an additional discount to the note payable of $90,004. Since the Notes are due on demand, the discount was fully accreted upon issuance. At February 28, 2017, the Company owed accrued interest of $19,435. During the nine months ended February 28, 2017, the Company issued 52,000,000 shares of common stock pursuant to the conversion of $52,000 of principal of the Notes. At February 28, 2017, the balance owing on the two Notes was $nil and $23,000, respectively.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

6.	Convertible Notes Payable (continued)

j)	On January 31, 2017, the Company entered a Securities Purchase Agreement whereas the Company agreed to issue a Convertible Promissory Note for $120,000. The Convertible Promissory Note bears interest at 8% per annum and contains an original issue discount of $18,000, such that the purchase price of the $120,000 note is $102,000. The principal amount and any interest thereon are due one year following the borrowing date. The Company may, with the holders’ consent, prepay any amount outstanding under the Convertible Promissory Note during the initial 180 day period after the borrowing date by making a payment equal to 150% of the prepayment amount. The Company may not prepay any amount outstanding after the 180 day period has elapsed. Pursuant to the agreement, the Convertible Promissory Note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty-five prior trading days ending on the last complete trading day prior to the conversion date. If at any time while the note is outstanding the lowest trading price of the Company’s common stock is equal to or lower than $0.003, then an additional 10% discount shall be factored into the conversion price until the note is no longer outstanding. The first tranche of the Convertible Promissory Note of $40,000 was paid to the Company on January 31, 2017. In connection with the first tranche, the Company incurred financing costs of $2,000 and an original issue discount of $6,000, which have been recorded as a discount.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $93,615 resulted in an additional discount to the note payable of $32,000 and the remaining $61,615 was recognized as a loss on changes in fair value of derivative liability. During the nine months ended February 28, 2017, the Company recorded accretion of $7,579 increasing the carrying value of the note to $7,579. At February 28, 2017, the Company owed accrued interest of $245.

k)	On February 10, 2017, the Company entered into a Convertible Promissory Note agreement for $59,500. The principal amount and any interest thereon are due on November 10, 2017. The Note bears interest at 8% per annum, increasing to 18% per annum if any principal or interest is not paid when due. The Company may, without the holders’ consent, prepay any amount outstanding under the Convertible Promissory Note during the initial 180 day period after the borrowing date by making a payment equal to 150% of the prepayment amount. After the 180 day period has elapsed and up to the maturity date, the Company may, with the holders’ consent, prepay any amount outstanding under the Convertible Promissory Note by making a payment equal to 150% of the prepayment amount. The note contains an original issue discount of $7,500, such that the purchase price of the $59,500 note is $52,000. Pursuant to the agreement, the Convertible Promissory Note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty-five prior trading days to the date of the conversion notice. If at any time while the note is outstanding the lowest trading price of the Company’s common stock is equal to or lower than $0.003, then an additional 10% discount shall be factored into the conversion price until the note is no longer outstanding. Additionally, if at any time while the note is outstanding, the lowest trading price of the Company’s common stock is equal to or lower than $0.001, then an additional $10,000 shall immediately be added to the balance of the note. The Company incurred financing costs of $7,000 and an original issue discount of $7,500, which have been recorded as a discount.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $95,335 resulted in an additional discount to the note payable of $45,000 and the remaining $50,335 was recognized as a loss on changes in fair value of derivative liability. During the nine months ended February 28, 2017, the Company recorded accretion of $9,287 increasing the carrying value of the note to $9,287. At February 28, 2017, the Company owed accrued interest of $235.

l)	On December 8, 2016, a lender of the Company assigned a $15,000 promissory note payable to a third-party lender (Note 5). On February 3, 2017, the Company entered into a Debt Conversion Agreement with the lender, whereby the loan amount became convertible to common stock of the Company. The Note bears interest at 8% per annum. Pursuant to the Debt Conversion Agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.001 per share. Upon entering into the Debt Conversion Agreement, the terms of the note were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $17,349 resulted in an additional discount to the note payable of $17,349. Since the Note is due on demand, the discount was fully accreted upon issuance. At February 28, 2017, the Company owed accrued interest of $2,441. At February 28, 2017, the balance owing on the Note was $15,000.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

7.	Derivative Liabilities

Certain embedded conversion options of the Company’s convertible debentures described in Note 6 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments. The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Nine Months Ended February 28, 2017

Balance at the beginning of the period	$–

Addition of new derivative liabilities	359,571
Change in fair value of embedded conversion option	(98,436)

Balance at the end of the period	$261,135

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	188% - 232%	0.56% - 0.84%	0%	0.75-1.00
At February 28, 2017	185% - 202%	0.40% - 0.88%	0%	0.14-0.92

8.	Common Stock

a)	On November 2, 2016, the Company issued 31,200,000 shares of common stock with a fair value of $243,360 to the President of the Company pursuant to the Amended and Restated Management Services Agreement (Note 10(g)).

b)	On November 7, 2016, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $5,000 of a convertible note payable (Note 6(d)), in which the notice of conversion was received on October 18, 2016.

c)	On November 17, 2016, the Company issued 6,053,600 shares of common stock pursuant to the conversion of $6,054 of notes payable (Note 6(i)), in which the notice of conversion was received on October 26, 2016.

d)	On December 13, 2016, the Company issued 3,946,400 shares of common stock pursuant to the conversion of $3,946 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on December 13, 2016.

e)	On December 20, 2016, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 6(d)), in which the notice of conversion was received on December 12, 2016.

f)	On December 27, 2016, the Company issued 10,000,000 shares of common stock pursuant to the conversion of $10,000 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on December 13, 2016.

g)	On January 9, 2016, the Company issued 4,000,000 shares of common stock pursuant to the conversion of $4,000 of convertible notes payable (Note 6(d)), in which the notice of conversion was received on December 23, 2016.

h)	On January 9, 2017, the Company issued 8,000,000 shares of common stock pursuant to the conversion of $8,000 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on January 3, 2017.

i)	On January 11, 2017, the Company issued 8,000,000 shares of common stock pursuant to the conversion of $8,000 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on January 3, 2017.

j)	On January 25, 2017, the Company issued 4,000,000 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 6(d)), in which the notice of conversion was received on January 3, 2017.

k)	On February 7, 2017, the Company issued 2,142,857 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on February 6, 2017.

l)	On February 10, 2017, the Company issued 9,300,000 shares of common stock pursuant to the conversion of $9,363 of convertible notes payable and $3,657 of accrued interest (Note 6(h)), in which the notice of conversion was received on February 3, 2017.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

8.	Common Stock (continued)

m)	On February 13, 2017, the Company issued 2,571,429 shares of common stock pursuant to the conversion of $6,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on February 9, 2017.

n)	On February 15, 2017, the Company issued 9,000,000 shares of common stock pursuant to the conversion of $9,000 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on February 3, 2017.

o)	On February 17, 2017, the Company issued 7,000,000 shares of common stock pursuant to the conversion of $7,000 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on February 7, 2017.

p)	On February 22, 2017, the Company issued 4,329,897 shares of common stock pursuant to the conversion of $7,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on February 16, 2017.

q)	On February 22, 2017, the Company issued 10,400,000 shares of common stock pursuant to the conversion of $9,246 of convertible notes payable and $218 of accrued interest (Note 6(h)), in which the notice of conversion was received on February 17, 2017.

r)	On February 23, 2017, the Company issued 7,912,088 shares of common stock pursuant to the conversion of $12,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on February 22, 2017.

9.	Preferred Stock

a)	On June 4, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Designation for the Company’s Series C convertible preferred stock originally filed with the Secretary of State of Nevada on April 20, 2015. Pursuant to the Amendment, the Company increased the number of shares of common stock issuable upon the conversion of each share of Series C preferred stock from 10 shares to 12 shares but also added the restriction that the holder has to wait until the one year anniversary date of issuance before the holder can elect to convert. Also, the Company removed the right of the holder to elect to have any portion of the shares be repurchased by the Company at $0.10 per share, and amended the voting rights to increase the voting equivalency of each share of Series C preferred stock from 10 shares to 12 shares of common stock.

b)	On June 4, 2015, the Company designated 10,000,000 shares of preferred stock as Series D convertible preferred stock. The holders of the Series D convertible preferred stock may elect to convert their shares at any time and from time to time and after the first year anniversary of the issue date. Each share of Series D convertible preferred stock is convertible into 10 shares of common stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series D convertible preferred stock that would result in the stockholder beneficially owning more than 4.99% of the common stock of the Company. The holders of the Series D convertible preferred stock shall be entitled to a number of votes equal to the number of shares of common stock into which the Series D shares held are convertible.

c)	On June 4, 2015, upon execution of the Management Services Agreement referred to in Note 10 (a), the Company issued 100,000 shares of the Series D convertible preferred stock to the President of the Company at $0.10 per share in exchange for management services.

d)	On June 4, 2015, upon execution of the Services Agreements referred to in Note 10 (b), the Company issued 400,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

e)	On June 11, 2015, upon execution of the Services Agreements referred to in Notes 10 (d) and €, the Company issued 110,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

f)	On September 11, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to amend the provisions of the Company’s Amended and Restated Certificate of Designation for the Company’s Series A convertible preferred stock originally filed with the Secretary of State of Nevada on May 8, 2014. Pursuant to the Amendment, the Company restated the conversion and redemption terms of the Series A convertible preferred stock. For shares of Series A convertible preferred stock issued prior to September 11, 2015, the holders shall have the right to convert the shares from the first anniversary date of issuance. For shares of Series A convertible preferred stock issued on or after September 11, 2015, the holders shall have the right to convert the shares from October 1, 2016. The Company may also redeem all, or any portion of, the outstanding shares of Series A convertible preferred stock for $0.40 per share.

g)	On September 11, 2015, the Company entered into a Stock Purchase Agreement, whereby the Company issued 125,000 shares of Series A preferred stock at $0.20 per share for proceeds of $25,000.

h)	On November 1, 2016, upon execution of the Management Services Agreement referred to in Note 10 (f), the Company issued 100,000 shares of the Series D convertible preferred stock to the Chief Operating Officer of the Company at $0.089 per share in exchange for management services.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

10.	Commitments

a)	On June 4, 2015, the Company entered into a Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company agreed to pay $31,200 per year, accruing in equal monthly increments of $2,600, and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. On November 2, 2016, the Company entered into an Amended and Restated Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company (Note 10(g)).

b)	On June 4, 2015, the Company entered into Services Agreements with four unrelated third party persons or companies. In consideration of these services, the Company has agreed to pay an aggregate $96,000 per year, accruing in equal monthly increments of $8,000, and to issue an aggregate 4,000,000 shares of the Company’s Series D convertible preferred stock, of which 400,000 shares were issued upon the execution of the Services Agreements, and the remaining 3,600,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

c)	On June 9, 2015, the Company entered into a Consultancy Agreement with a company for investor relations services. The Company agreed to pay $5,000 per month and the term of the Consultancy Agreement was for six months, commencing June 11, 2015. On January 1, 2016, the Consultancy Agreement was extended for an additional six months. The Consultancy Agreement was not renewed and expired during the period.

d)	On June 11, 2015, the Company entered into a Services Agreement with an unrelated third party company. In consideration of these services, the Company has agreed to pay $60,000 per year, accruing in equal monthly increments of $5,000, and to issue 500,000 shares of the Company’s Series D convertible preferred stock, of which 50,000 shares were issued upon the execution of the Services Agreement, and the remaining 450,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

e)	On June 11, 2015, the Company entered into Services Agreements with two unrelated third party persons or companies. In consideration of these services, the Company has agreed to issue an aggregate 600,000 shares of the Company’s Series D convertible preferred stock, of which 60,000 shares were issued upon the execution of the Services Agreements, and the remaining 540,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing.

f)	On November 1, 2016, the Company entered into a Management Services Agreement with the Chief Operating Officer of the Company. In consideration for his services, the Company has agreed to pay $84,000 per year, accruing in increments of $7,000 per month, commission of 3% of all gross sales, and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The Company also agreed to reimburse the Chief Operating Officer for a health insurance plan beginning January 1, 2017. The term of the Management Services Agreement is for six months, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

10.	Commitments (continued)

g)	On November 2, 2016, the Company entered into an Amended and Restated Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company has agreed to pay $84,000 per year, accruing in equal monthly increments of $7,000, and to issue an aggregate of 900,000 shares of the Company’s Series D convertible preferred stock, which shall vest in increments upon the achievement by the Company of the milestones set forth in the Amended and Restated Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. In addition, the Company agreed to pay a signing bonus of $31,200, convertible or payable into shares of common stock at $0.001 per share. The Company also agreed to determine a commission structure within 90 days of the agreement, and shall reimburse the President for a health insurance plan beginning January 1, 2017. The term of the Amended and Restated Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

h)	On February 9, 2017, the Company entered into an Advertising Agreement with a TV production company for production and airing on TV of a feature integration segment about septic systems. The Company has agreed to pay $29,700 for pre-production and scheduling fees payable as follows: $2,500 on or before February 24, 2017; $13,600 on or before March 15, 2017 and a final payment of $13,600 on or before April 15, 2017.

11.	Concentrations

The Company’s revenues were concentrated among three customers for the nine months ended February 28, 2017, and four customers for the nine months ended February 29, 2016:

Customer	Revenue for the Nine Months Ended February 28, 2017	Revenue for the Nine Months Ended February 29, 2016

1	52%	30%
2	*	23%
3	*	19%
4	*	11%
5	16%	*
6	10%	*

The Company’s receivables were concentrated among four customers as at February 28, 2017, and May 31, 2016:

Customer	Receivables as at February 28, 2017	Receivables as at May 31, 2016

1	44%	37%
2	*	35%
3	19%	16%
4	12%	35%
5	21%	*

* not greater than 10%

12.	Subsequent Events

i.	On March 10, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada thereby increasing the authorized number of shares of Common Stock from Five Hundred Million (500,000,000) to One Billion Nine Hundred Fifty Million (1,950,000,000) without changing the $0.0001 par value of the Common Stock. The Amendment went into effect on March 13, 2017. The Amendment was approved, on February 9, 2017 by written consent, by the Board of Directors of the Company and the holder of 100% of the outstanding shares of the Company’s outstanding Series B Preferred Stock having 80% majority voting control.

ii.	On March 1, 2017 the Company entered into a Promissory Note for $15,000 whereby a vendor of the Company agreed to convert amounts owing for services to a promissory note. The Promissory Note is unsecured, non interest-bearing and due on demand.

iii.	On March 6, 2017, the Company issued 11,956,400 shares of common stock pursuant to the conversion of $3,886 of convertible notes payable (Note 6(h)), in which the notice of conversion was received on March 2, 2017.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

iv.	On March 6, 2017 the Company issued 9,767,442 shares of common stock pursuant to the conversion of $7,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 1, 2017.

v.	On March 7, 2017, a lender of the Company assigned a $20,000 promissory note payable to a third-party lender (the “First Assignee”). On March 8, 2017, the First Assignee assigned a $7,000 portion of the $20,000 promissory note payable to another third-party lender (the “Second Assignee”) On March 20, 2017, the Company entered into a Debt Conversion Agreement with the lender, whereby $7,000 of the loan principal and unpaid interest became convertible to common stock of the Company. The note bears interest at 10% per annum. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $0.000275 per share.

vi.

On March 8, 2017, the Company issued 4,000,000 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 6(d)), in which the notice of conversion was received on February 8, 2017.

vii.

On March 10, 2017, the Company issued 9,000,000 shares of common stock pursuant to the conversion of $9,000 of convertible notes payable (Note 6(l)), in which the notice of conversion was received on February 3, 2017.

viii.	On March 10, 2017, the Company issued 13,621,622 shares of common stock pursuant to the conversion of $8,400 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 7, 2017.

ix.	On March 13, 2017, the Company issued 11,500,000 shares of common stock pursuant to the conversion of $11,500 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on February 23, 2017.

x.	On March 15, 2017, the Company amended a Debt Conversion Agreement with a lender of the Company dated October 12, 2016 amending the conversion price from $0.001 per share to $0.000275 per share.

xi.	On March 16, 2017, the Company amended a Debt Conversion Agreement with a lender of the Company dated February 3, 2017 amending the conversion price from $0.001per share to $0.000275 per share.

xii.	On March 16, 2017, the Company issued 14,350,000 shares of common stock pursuant to the conversion of $3,946 of convertible notes payable (Note 6(h)), in which the notice of conversion was received on March 13, 2017.

xiii.	On March 16, 2017, the Company issued 14,916,201 shares of common stock pursuant to the conversion of $8,900 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 15, 2017.

xiv.	On March 16, 2017, the second ADAR Bays Convertible Redeemable Note was funded.

xv.	On March 16, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $14,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

xvi.	On March 17, 2017, the Company issued 13,994,118 shares of common stock pursuant to the conversion of $5,200 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 16, 2017.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

xvii.	On March 22, 2017, the Company issued 10,058,824 shares of common stock pursuant to the conversion of $5,700 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 17, 2017.

xviii.	On March 22, 2017, the Company issued 17,100,000 shares of common stock pursuant to the conversion of $9,690 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 20, 2017.

xix.	On March 22, 2017, the Company issued 17,082,353 shares of common stock pursuant to the conversion of $9,680 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 21, 2017.

xx.	On March 27, 2017, the Company issued 4,733,824 shares of common stock pursuant to the conversion of $1,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 22, 2017.

xxi.	On March 28, 2017, the Company issued 19,309,412 shares of common stock pursuant to the conversion of $10,942 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 23, 2017.

xxii.	On March 28, 2017, the Company issued 19,235,294 shares of common stock pursuant to the conversion of $10,900 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 27, 2017.

xxiii.	On March 28, 2017, the Company issued 17,000,000 shares of common stock pursuant to the conversion of $4,675 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on March 17, 2017.

xxiv.	On March 28, 2017, the Company issued 19,300,000 shares of common stock pursuant to the conversion of $5,308 of convertible notes payable (Note 6(h)), in which the notice of conversion was received on March 24, 2017.

xxv.	On March 30, 2017, the Company entered a Securities Purchase Agreement with a lender whereas the Company agreed to issue nine Convertible Redeemable Notes for an aggregate of $285,450. The principal amount of the Convertible Redeemable Notes and any interest thereon are due twelve months following the Issuance Date of March 30, 2017. The Convertible Redeemable Notes bear interest at 12% per annum commencing on March 30, 2017 and contain a 10% original issue discount, such that the purchase price of the first note is $47,500 and the rest of the eight notes (or “Back End Notes”) is $26,500. On April 3, 2017, in consideration for the first Convertible Redeemable Note, the Company received cash proceeds of $45,000, net of $2,500 of legal fees. The proceeds for the Back End Notes will be funded one at a time in 30 day increments commencing April 30, 2017 through November 30, 2017. The Closing of each of the Back End Notes, shall be contingent on the following condition: (i) the Company must maintain a bid of $0.001 per share over 5 consecutive trading days.

Each of the eight remaining $29,150 Back End Notes shall initially be paid for by the issuance of an offsetting $26,500 collateralized secured note issued to the Company by the Buyer effective on March 30, 2017 (a “Buyer Note”), provided that prior to conversion of a particular Back End Note, the Buyer must have paid off that particular Buyer Note in cash such that the particular Back End Note may not be converted until it has been paid for in cash by Buyer. Each Buyer Note is secured by a cash deposit of $26,500 placed in escrow with the attorney of the lender. The first Buyer Note only is also collateralized by the first Convertible Redeemable Note.

During the first six months that the first Convertible Redeemable Note is in effect, the Company may redeem the first Convertible Redeemable Note at 140% of the par value plus accrued interest. The Back End Notes may not be prepaid, except if the first Convertible Redeemable Note is redeemed by the Company within 6 months of its issuance date then all obligations of the Company under the Back End Note and all obligations of the Lender under the Buyer note will be deemed satisfied and cancelled.

Ecosciences, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Pursuant to the agreements, the Convertible Redeemable Notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

xxvi.	On April 4, 2017, a lender of the Company assigned a $7,000 promissory note payable to a third-party lender. On April 5, 2017, the Company entered into a Debt Conversion Agreement with the lender, whereby $7,000 of the loan principal became convertible to common stock of the Company. The Note is non interest-bearing. Pursuant to the Debt Conversion Agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.000275 per share.

xxvii.	On April 4, 2017, the Company issued 23,250,000 shares of common stock pursuant to the conversion of $6,394 of convertible notes payable (Note 6(h)), in which the notice of conversion was received on March 31, 2017.

xxviii.	On April 4, 2017, the Company issued 22,214,118 shares of common stock pursuant to the conversion of $12,588 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 30, 2017.

xxix.	On April 5, 2017, the Company issued 2,033,471 shares of common stock pursuant to the conversion of $1,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on April 3, 2017.

xxx.	On April 6, 2017, the Company issued 17,000,000 shares of common stock pursuant to the conversion of $4,675 of convertible notes payable (Note 6(l)), in which the notice of conversion was received on March 17, 2017.

xxxi.	On March 20, 2017, the Company a received notice of conversion pursuant to the conversion of $4,675 of convertible note payables (Note 12(c)), the shares have not been issued as of April 13, 2017.

xxxii.	On April 5, 2017, the Company a received notice of conversion pursuant to the conversion of $7,000 of convertible note payables (Note 12(s)), the shares have not been issued as of April 13, 2017.

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

We have been working to set up regional distributors in several different market segments, such as septic systems, grease traps, ponds, agricultural and wastewater. Sales this fiscal year have primarily been in the United States. All sales were completed in US dollars and have not been subject to any foreign taxes.

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

Results of Operations

Three Months Ended February 28, 2017 Compared to the Three Months Ended February 29, 2016

The following table presents Eco-Logical’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Three-Month Period Ended
	February 28, 2017*		February 29, 2016*
	$	% of Revenue	$	% of Revenue

Revenue:	$4,836		$6,127
Cost of sales:	(954)	(19.73)%	(1,898)	(30.98)%
Gross profit	3,882	80.27%	4,229	69.02%

Operating expenses:
General and administrative	53,879	1,114.12%	16,006	261.24%
Professional fees	102,714	2,123.95%	91,331	1,490.63%
Total Expenses	156,593	3,238.07%	107,337	1,751.87%

Net loss before other expenses:	(152,711)	(3,157.80)%	(103,108)	(1,682.85)%

Other expenses:

Interest expense	(96,872)	(2,003.14)%	(5,623)	(91.77)%
Gain on derivative liabilities	(32,743)	(677.07)%	-	-

Net loss	$(282,326)	(5,838.01)%	$(108,731)	(1,774.62)%

*Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Three-Month Period Ended
	February 28, 2017	February 29, 2016	% Change

Revenue	$4,836	$6,127	(21.07)%

Our Revenue decreased 21.07% for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016. The decrease is attributed to a stocking order in the previous period.

Costs and Expenses

Costs of Sales

	Three-Month Period Ended
	February 28, 2017	February 29, 2016	% Change

Costs of Sales	$954	$1,898	(49.74)%

Our Costs of Sales decreased (49.74)% for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016. The decrease is attributed to stocking order in previous period.

Operating Expenses

	Three-Month Period Ended
	February 28, 2017	February 29, 2016	% Change

Operating Expenses	$156,593	$107,337	45.89%

Our Operating Expenses increased 45.89% for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016. The increase is the result of an increase in Management Fees as well as several significant increases in administrative costs.

Interest Expense

	Three-Month Period Ended
	February 28, 2017	February 29, 2016	% Change

Interest Expense	$96,872	$5,623	1,622.78%

Our Interest Expense increased 1,622.78% for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016. The increase is attributable to the sale of additional promissory notes to finance operations, some of which included debt discounts which are amortized to interest expense each period.

Nine months Ended February 28, 2017 Compared to the Nine months Ended February 29, 2016

The following table presents the Company’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Nine-month Period Ended
	February 28, 2017*		February 29, 2016*
	$	% of Revenue	$	% of Revenue

Revenue:	$14,223		$12,864
Cost of sales:	(7,650)	(53.79)%	(5,843)	(45.42)%
Gross profit	6,573	46.21%	7,021	54.58%

Operating expenses:
General and administrative	348,546	2,450.58%	100,751	783.20%
Professional fees	360,870	2,537.23%	267,527	2,079.66%
Total Expenses	709,416	49,878.81%	368,278	2,862.86%

Net loss before other expenses:	(702,843)	(4,941.59)%	(361,257)	(2,808.28)%

Other expenses:

Interest expense	(254,692)	(1,790.71)%	(16,084)	(125.03)%
Loss on derivative liabilities	(82,135)	(577.48)%	-	-

Net loss	$(1,039,670)	(7,309.78)%	$(377,341)	(2,933.31)%

* Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Nine-month Period Ended
	February 28, 2017	February 29, 2016	% Change

Revenue	$14,223	$12,864	10.56%

Our Revenue increased 10.56% for the nine months ended February 28, 2017 as compared to the nine months ended February 29, 2016. The increase is attributed to repeat sales from existing customers.

Costs and Expenses

Costs of Sales

	Nine-month Period Ended
	February 28, 2017	February 29, 2016	% Change

Costs of Sales	$7,650	$5,843	30.93%

Our Costs of Sales increased 30.93% for the nine months ended February 28, 2017 as compared to the nine months ended February 29, 2016. The increase is due to an increase in sales volume through E-commerce which carries additional shipping and merchant fees.

Operating Expenses

	Nine-month Period Ended
	February 28, 2017	February 29, 2016	% Change

Operating Expenses	$709,416	$368,278	92.63%

Our Operating Expenses increased 92.63% for the nine months ended February 28, 2017 as compared to the nine months ended February 29, 2016. The increase is attributable to an increase in Management and Professional Fees consisting of legal, accounting and consulting fees as well as administrative costs. These increases are attributable to a Rent agreement that was entered into during the period. There was an increase in Accounting & Legal fees due to the increase in business activity.

Interest Expense

	Nine-month Period Ended
	February 28, 2017	February 29, 2016	% Change
Interest Expense	$254,692	$16,084	1,483.51%

Our Interest Expense increased 1,483.51% for the nine months ended February 28, 2017 as compared to the nine months ended February 29, 2016. The increase is attributable to the sale of additional promissory notes to finance operations, some of which included debt discounts which are amortized to interest expense each period.

Financial Condition, Liquidity and Capital Resources

At February 28, 2017, we had $14,181 in cash on hand and an accumulated deficit of $1,979,720, and had $14,223 in revenues for the nine-month period ended February 28, 2017. In their report for the fiscal year ended May 31, 2016, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

To date, we have financed our operations primarily through the sale of Convertible Promissory Notes to Joel Falitz and other non-affiliated third parties and the issuance and sale of equity securities for cash consideration. During the nine-month period ending February 28, 2017, we have financed our operations by the following:

●	On June 2, 2016, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $7,500, bearing interest at a rate of 8% per annum and maturing on the six-month anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

●	Auctus Fund, LLC. On July 25, 2016, the Company closed on the issuance of a Convertible Promissory Note, dated July 19, 2016 (the “Issue Date”), in the original principal amount of $56,750 (the “Auctus Note”) to Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which Auctus funded $50,000 to the Company after the deduction of $6,750 of diligence and legal fees. The Company sold the Auctus Note to Auctus pursuant to a Securities Purchase Agreement, dated as of July 19, 2016, between the Company and Auctus.

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

All principal and accrued interest on the Auctus Note is convertible into shares of the Company’s common stock at the election of Auctus at any time at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the Auctus Note being issued and (ii) a 50% discount to the lowest trading price of the common stock during the 25-trading day period prior to conversion (the “Conversion Price”).

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

●	ADAR Bays, LLC. On July 21, 2016, the Company closed a Securities Purchase Agreement (“ADAR SPA”) with ADAR Bays, LLC, a Florida limited liability company (“ADAR”), providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $121,000 (the “ADAR Notes”), with the first note being in the amount of $60,500 (“ADAR First Note”) and the second note being in the amount of $60,500 (“ADAR Back End Note”), each with a 10% original issue discount (“OID”). ADAR First Note was funded, with the Company receiving $55,000, net of the 10% OID. With respect to ADAR Back End Note, also with a 10% OID, ADAR issued a note to the Company in the amount of $55,000 to offset ADAR Back End Note, secured by ADAR Back End Note (“Secured Note”). The funding of ADAR Back End Note is subject to certain conditions as described in ADAR Back End Note. Subsequent to February 28, 2017, the second Convertible Redeemable Note was funded. ADAR is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under ADAR Back End Note.

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

During the first six months, the ADAR First Note is in effect, the Company may redeem the ADAR First Note by paying to an amount equal to 140% of the face amount plus any accrued interest. The ADAR First Note may not be prepaid after the six-month anniversary. The ADAR Back End Note may not be prepaid, except that if the ADAR First Note is redeemed by the Company within 6 months of the issuance date of the ADAR First Note, all obligations of the Company under the ADAR Back End Note and all obligations of ADAR under the Secured Note will be automatically be deemed satisfied and such notes will be automatically be deemed cancelled and of no further force or effect.

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

●	On August 25, 2016, the Company entered into a Convertible Promissory Note Agreement for $10,000 with a third party unaffiliated lender. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request.

●	At May 31, 2016, the Company owed a company controlled by the President of the Company $1,016 for advances previously provided to the Company. On August 25, 2016, the Company borrowed an additional $1,238 from the company controlled by the President of the Company. During the nine months ended February 28, 2017, the Company repaid a total of $2,200 towards the advances payable. At February 28, 2017, the Company owed the President of the Company $54, which is unsecured, non-recourse and non-interest bearing.

●	On November 1, 2016, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $12,500, bearing interest at a rate of 8% per annum and maturing the first-year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

12

●

On January 13, 2017, the Company, through its wholly owned subsidiary, sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $7,500, bearing interest at a rate of 8% per annum and maturing the first-year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

●

On January 17, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $5,000, bearing interest at a rate of 8% per annum and maturing the first-year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

●

On January 18, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $5,000, bearing interest at a rate of 8% per annum and maturing the first-year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

●

On January 25, 2017, the Company, through its wholly owned subsidiary, sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $5,000, bearing interest at a rate of 8% per annum and maturing the first-year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

●	On January 31, 2017, the Company entered into a Securities Purchase Agreement, dated January 31, 2017 (the “Stock Purchase Agreement”), with Crown Bridge Partners, LLC, a New York limited liability agreement (“Crown Bridge” or the “Holder”). Pursuant to the Stock Purchase Agreement, Crown Bridge purchased a convertible promissory note in the principal sum of $120,000 (the “Principal Amount”) from the Company, bearing interest at the rate of eight percent (8%) per annum, at maturity or upon acceleration or otherwise, as set forth herein (the “Note”). The consideration to the Company for the Note is up to $102,000. (the “Consideration”). The principal sum under the Note shall be prorated upon the consideration actually paid by Crown Bridge, the applicable portion of the OID as well as the accrued interest. The Company is not required to repay any unfunded portion of the Note. The maturity date for each tranche of the Principal Amount funded is twelve (12) months from the effective date of each payment (each, a “Maturity Date”). Pursuant to the agreement, the Convertible Promissory Note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty-five prior trading days ending on the last complete trading day prior to the conversion date. If at any time while the note is outstanding the lowest trading price of the Company’s common stock is equal to or lower than $0.003, then an additional 10% discount shall be factored into the conversion price until the note is no longer outstanding.

On January 31, 2017, the Holder paid $32,000 of the Consideration (the “First Tranche”), net of legal fees of $2,000. At the closing of the First Tranche, the outstanding principal amount under this Note was $40,000, consisting of the First Tranche plus the prorated portion of the OID (as defined herein). The Holder may pay, in its sole discretion, such additional amounts of the Consideration and at such dates as the Holder may choose in its sole discretion.

●	On February 10, 2017, the Company sold a Convertible Promissory Note $59,500. The principal amount and any interest thereon are due on November 10, 2017. The Note bears interest at 8% per annum, increasing to 18% per annum if any principal or interest is not paid when due. The Note contains an original issue discount of $7,500, such that the purchase price of the $59,500 note is $52,000. The Note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty-five prior trading days to the date of the conversion notice. If at any time while the note is outstanding the lowest trading price of the Company’s common stock is equal to or lower than $0.003, then an additional 10% discount shall be factored into the conversion price until the note is no longer outstanding. Additionally, if at any time while the note is outstanding, the lowest trading price of the Company’s common stock is equal to or lower than $0.001, then an additional $10,000 shall immediately be added to the balance of the note. The Company incurred financing costs of $7,000 and an original issue discount of $7,500, which have been recorded as a discount.

●	On February 21, 2017, the Company, through its wholly owned subsidiary, sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $5,750, bearing interest at a rate of 8% per annum and maturing the first-year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. As of February 28, 2017, we had a working capital deficit of $1,376,781, an accumulated deficit of $1,979,720 and a stockholders’ deficit of $1,376,781 and there is substantial doubt that we can continue as a going concern.

At February 28, 2017, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $79,361. The amount is unsecured, non-interest bearing and due on demand.

At February 28, 2017, the Company was indebted to the Chief Operating Officer of the Company for $10,500. The amount is unsecured, non-interest bearing and due on demand.

We do not believe our cash resources are sufficient to implement our current business plan, support operations and meet current obligations for the next 12 months. We expect that our working capital requirements will be funded over this period by a combination of revenue, shareholder debt or equity private placements of our securities, convertible debt notes and if necessary, shareholder loans. Our business plan does anticipate increases in operating expenses and capital expenditures over the next twelve months in relation to: (i) product development; (ii) research and development to enhance existing products and innovate new ones (iii) employee salaries & professional fees; and (iv) marketing expenses. The company expects to continue to realize cash flow from financing activities until such time as it can increase revenue to the point at which it can maintain operations and fund business growth.

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

Despite our expectation, we have no agreements to obtain funds through bank loans, lines of credit or any other traditional sources. Since we have no financing committed, our inability to realize financing to maintain operations and grow our business would materially restrict our business operations. Previous convertible debt financing the Company has accepted have not been on favorable terms and has been significantly dilutive to our existing common equity. Future financing may not be available upon acceptable terms, or at all. Should we be successful in securing future financing new issuances of equity or convertible debt would dilute our current shareholders, possibly significantly and might have rights, preferences or privileges senior to our common or preferred stock. If financing is not available to us on favorable terms, such severe limitation might cause us to consider a consolidation of existing common equity at any time as a means to attract financing and maintain our business.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Nine-Months Ended
	February 28, 2017	February 29, 2016
Cash, beginning of period	$4,220	$381
Net cash used in operating activities	(234,036)	(71,270)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	243,997	72,659
Cash, end of period	$14,181	$1,770

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

Based upon that evaluation, our management has concluded that, as of February 28, 2017, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

●	On December 13, 2016, the Company issued 3,946,400 shares of common stock pursuant to the conversion of $3,946 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on October 26, 2016.

●	On December 20, 2016, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 6(d)), in which the notice of conversion was received on December 12, 2016.

●	On December 27, 2016, the Company issued 10,000,000 shares of common stock pursuant to the conversion of $10,000 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on December 13, 2016.

●	On January 9, 2016, the Company issued 4,000,000 shares of common stock pursuant to the conversion of $4,000 of convertible notes payable (Note 6(d)), in which the notice of conversion was received on December 23, 2016.

●	On January 9, 2017, the Company issued 8,000,000 shares of common stock pursuant to the conversion of $8,000 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on January 3, 2017.

●	On January 11, 2017, the Company issued 8,000,000 shares of common stock pursuant to the conversion of $8,000 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on January 3, 2017.

●	On January 25, 2017, the Company issued 4,000,000 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 6(d)), in which the notice of conversion was received on January 3, 2017.

●	On February 7, 2017, the Company issued 2,142,857 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on February 6, 2017.

●	On February 10, 2017, the Company issued 9,300,000 shares of common stock pursuant to the conversion of $9,363 of convertible notes payable and $3,657 of accrued interest (Note 6(h)), in which the notice of conversion was received on February 3, 2017.

●

On February 13, 2017, the Company issued 2,571,429 shares of common stock pursuant to the conversion of $6,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on

February 9, 2017.

●	On February 15, 2017, the Company issued 9,000,000 shares of common stock pursuant to the conversion of $9,000 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on February 3, 2017.

●	On February 17, 2017, the Company issued 7,000,000 shares of common stock pursuant to the conversion of $7,000 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on February 7, 2017.

●	On February 22, 2017, the Company issued 4,329,897 shares of common stock pursuant to the conversion of $7,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on February 16, 2017.

●	On February 22, 2017, the Company issued 10,400,000 shares of common stock pursuant to the conversion of $9,246 of convertible notes payable and $218 of accrued interest (Note 6(h)), in which the notice of conversion was received on February 17, 2017.

●	On February 23, 2017, the Company issued 7,912,088 shares of common stock pursuant to the conversion of $12,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on February 22, 2017.

●	Crown Bridge Partners, LLC

Stock Purchase Agreement, Registration Rights Agreement and 8% Convertible Promissory Note

On January 31, 2017, the Company entered into a Securities Purchase Agreement, dated January 31, 2017 (the “Stock Purchase Agreement”), with Crown Bridge Partners, LLC, a New York limited liability agreement (“Crown Bridge” or the “Holder”). Pursuant to the Stock Purchase Agreement, Crown Bridge purchased a convertible promissory note in the principal sum of $120,000 (the “Principal Amount”) from the Company, bearing interest at the rate of eight percent (8%) per annum, at maturity or upon acceleration or otherwise, as set forth herein (the “Note”). The consideration to the Company for the Note is up to $102,000 (the “Consideration”). The principal sum under the Note shall be prorated upon the consideration actually paid by Crown Bridge, the applicable portion of the OID as well as the accrued interest. The Company is not required to repay any unfunded portion of the Note. The maturity date for each tranche of the Principal Amount funded is twelve (12) months from the effective date of each payment (each, a “Maturity Date”).

On January 31, 2017, the Holder paid $32,000 of the Consideration (the “First Tranche”), net of legal fees of $2,000. As the closing of the First Tranche, the outstanding principal amount under this Note was $40,000, consisting of the First Tranche plus the prorated portion of the OID (as defined herein). The Holder may pay, in its sole discretion, such additional amounts of the Consideration and at such dates as the Holder may choose in its sole discretion.

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

Conversion Price

The Conversion Price of the Note shall be equal to the 50% (the “Variable Conversion Price”) of the lowest closing bid price (“Trading Price”) during the twenty-five (25) trading day period ending on the last complete trading day prior to the conversion date. If at any time while the Note is outstanding, the lowest Trading Price of the Company’s Common Stock is equal to or lower than $0.003, then an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until the Note is no longer outstanding (resulting in a discount rate of 60% assuming no other adjustments are triggered hereunder). In the event that shares of the Company’s Common Stock are not deliverable via DWAC following the conversion of any amount hereunder, an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until the Note is no longer outstanding (resulting in a discount rate of 60% assuming no other adjustments are triggered hereunder). If at any time while the Note is outstanding, the lowest Trading Price on the OTCQB or other applicable principal trading market for the Common Stock is equal to or lower than $0.001, then $10,000 shall immediately be added to the balance of the Note.

Each time, while the Note is outstanding, the Company enters into a Section 3(a)(9) transaction (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, in which any 3rd party has the right to convert monies owed to that 3rd party (or receive shares pursuant to a settlement or otherwise) at a discount to market greater than the Variable Conversion Price in effect at that time (prior to all other applicable adjustments in the Note), then the Variable Conversion Price shall be automatically adjusted to such greater discount percentage (prior to all applicable adjustments in the Note) until the Note is no longer outstanding. Each time, while the Note is outstanding, the Company enters into a Section 3(a)(9) transaction (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, in which any 3rd party has a look back period greater than the look back period in effect under the Note at that time (a twenty five (25) Trading Day look back period, then Crown Bridge’s look back period shall automatically be adjusted to such greater number of days until the Note is no longer outstanding. The Company shall give written notice to Crown Bridge, with the adjusted Variable Conversion Price and/or adjusted look back period (each adjustment that is applicable due to the triggering event), within one (1) business day of an event that requires any adjustment described in the two immediately preceding sentences. Crown Bridge shall be entitled to deduct $500 from the conversion amount in each Notice of Conversion to cover Crown Bridge’s deposit fees associated with each Notice of Conversion.

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

●	JSJ Investments Inc.

On February 10, 2017, the Company sold a Convertible Promissory Note $59,500. The principal amount and any interest thereon are due on November 10, 2017. The Note bears interest at 8% per annum, increasing to 18% per annum if any principal or interest is not paid when due. The Note contains an original issue discount of $7,500, such that the purchase price of the $59,500 note is $52,000. The Note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty-five prior trading days to the date of the conversion notice. If at any time while the note is outstanding the lowest trading price of the Company’s common stock is equal to or lower than $0.003, then an additional 10% discount shall be factored into the conversion price until the note is no longer outstanding. Additionally, if at any time while the note is outstanding, the lowest trading price of the Company’s common stock is equal to or lower than $0.001, then an additional $10,000 shall immediately be added to the balance of the note. The Company incurred financing costs of $7,000 and an original issue discount of $7,500, which have been recorded as a discount.

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Subsequent Events

On March 10, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada thereby increasing the authorized number of shares of Common Stock from Five Hundred Million (500,000,000) to One Billion Nine Hundred Fifty Million (1,950,000,000) without changing the $0.0001 par value of the Common Stock. The Amendment went into effect on March 13, 2017. The Amendment was approved, on February 9, 2017 by written consent, by the Board of Directors of the Company and the holder of 100% of the outstanding shares of the Company’s outstanding Series B Preferred Stock having 80% majority voting control.

On March 1, 2017 the Company entered into a Promissory Note for $15,000 whereby a vendor of the Company agreed to convert amounts owing for services to a promissory note. The Promissory Note is unsecured, non interest-bearing and due on demand.

On March 6, 2017, the Company issued 11,956,400 shares of common stock pursuant to the conversion of $3,886 of convertible notes payable (Note 6(h)), in which the notice of conversion was received on March 2, 2017.

On March 6, 2017 the Company issued 9,767,442 shares of common stock pursuant to the conversion of $7,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 1, 2017.

On March 7, 2017, a lender of the Company assigned a $20,000 promissory note payable to a third-party lender (the “First Assignee”). On March 8, 2017, the First Assignee assigned a $7,000 portion of the $20,000 promissory note payable to another third-party lender (the “Second Assignee”) On March 20, 2017, the Company entered into a Debt Conversion Agreement with the lender, whereby $7,000 of the loan principal and unpaid interest became convertible to common stock of the Company. The note bears interest at 10% per annum. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $0.000275 per share.

On March 8, 2017, the Company issued 4,000,000 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 6(d)), in which the notice of conversion was received on February 8, 2017.

On March 10, 2017, the Company issued 9,000,000 shares of common stock pursuant to the conversion of $9,000 of convertible notes payable (Note 6(l)), in which the notice of conversion was received on February 3, 2017.

On March 10, 2017, the Company issued 13,621,622 shares of common stock pursuant to the conversion of $8,400 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 7, 2017.

On March 13, 2017, the Company issued 11,500,000 shares of common stock pursuant to the conversion of $11,500 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on February 23, 2017.

On March 15, 2017, the Company amended a Debt Conversion Agreement with a lender of the Company dated October 12, 2016 amending the conversion price from $0.001 per share to $0.000275 per share.

On March 16, 2017, the Company amended a Debt Conversion Agreement with a lender of the Company dated February 3, 2017 amending the conversion price from $0.001per share to $0.000275 per share.

On March 16, 2017, the Company issued 14,350,000 shares of common stock pursuant to the conversion of $3,946 of convertible notes payable (Note 6(h)), in which the notice of conversion was received on March 13, 2017.

On March 16, 2017, the Company issued 14,916,201 shares of common stock pursuant to the conversion of $8,900 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 15, 2017.

On March 16, 2017, the second ADAR Bays Convertible Redeemable Note was funded.

On March 16, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $14,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty.

On March 17, 2017, the Company issued 13,994,118 shares of common stock pursuant to the conversion of $5,200 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 16, 2017.

On March 22, 2017, the Company issued 10,058,824 shares of common stock pursuant to the conversion of $5,700 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 17, 2017.

On March 22, 2017, the Company issued 17,100,000 shares of common stock pursuant to the conversion of $9,690 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 20, 2017.

On March 22, 2017, the Company issued 17,082,353 shares of common stock pursuant to the conversion of $9,680 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 21, 2017.

On March 27, 2017, the Company issued 4,733,824 shares of common stock pursuant to the conversion of $1,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 22, 2017.

On March 28, 2017, the Company issued 19,309,412 shares of common stock pursuant to the conversion of $10,942 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 23, 2017.

On March 28, 2017, the Company issued 19,235,294 shares of common stock pursuant to the conversion of $10,900 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 27, 2017.

On March 28, 2017, the Company issued 17,000,000 shares of common stock pursuant to the conversion of $4,675 of convertible notes payable (Note 6(i)), in which the notice of conversion was received on March 17, 2017.

On March 28, 2017, the Company issued 19,300,000 shares of common stock pursuant to the conversion of $5,308 of convertible notes payable (Note 6(h)), in which the notice of conversion was received on March 24, 2017.

On March 30, 2017, the Company entered a Securities Purchase Agreement with a lender whereas the Company agreed to issue nine Convertible Redeemable Notes for an aggregate of $285,450. The principal amount of the Convertible Redeemable Notes and any interest thereon are due twelve months (March 30, 2018) following the Issuance Date of March 30, 2017. The Convertible Redeemable Notes bear interest at 12% per annum commencing on March 30, 2017 and contain a 10% original issue discount, such that the purchase price of the first note is $47,500 and the rest of the eight notes (or “Back End Notes”) is $26,500. On April 3, 2017, in consideration for the first Convertible Redeemable Note, the Company received cash proceeds of $45,000, net of $2,500 of legal fees. The proceeds for the Back End Notes will be funded one at a time in 30 day increments commencing April 30, 2017 through November 30, 2017. The Closing of each of the Back End Notes, shall be contingent on the following condition: (i) the Company must maintain a bid of $0.001 per share over 5 consecutive trading days.

Each of the eight remaining $29,150 Back End Notes shall initially be paid for by the issuance of an offsetting $26,500 collateralized secured note issued to the Company by the Buyer effective on March 30, 2017 (a “Buyer Note”), provided that prior to conversion of a particular Back End Note, the Buyer must have paid off that particular Buyer Note in cash such that the particular Back End Note may not be converted until it has been paid for in cash by Buyer. Each Buyer Note is secured by a cash deposit of $26,500 placed in escrow with the attorney of the lender. The first Buyer Note only is also collateralized by the first Convertible Redeemable Note.

During the first six months that the first Convertible Redeemable Note is in effect, the Company may redeem the first Convertible Redeemable Note at 140% of the par value plus accrued interest. The Back End Notes may not be prepaid, except if the first Convertible Redeemable Note is redeemed by the Company within 6 months of its issuance date then all obligations of the Company under the Back End Note and all obligations of the Lender under the Buyer note will be deemed satisfied and cancelled.

Pursuant to the agreements, the Convertible Redeemable Notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

On April 4, 2017, a lender of the Company assigned a $7,000 promissory note payable to a third-party lender. On April 5, 2017, the Company entered into a Debt Conversion Agreement with the lender, whereby $7,000 of the loan principal became convertible to common stock of the Company. The Note is non interest-bearing. Pursuant to the Debt Conversion Agreement, the Note is convertible into shares of common stock at a conversion price equal to $0.000275 per share.

On April 4, 2017, the Company issued 23,250,000 shares of common stock pursuant to the conversion of $6,394 of convertible notes payable (Note 6(h)), in which the notice of conversion was received on March 31, 2017.

On April 4, 2017, the Company issued 22,214,118 shares of common stock pursuant to the conversion of $12,588 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on March 30, 2017.

On April 5, 2017, the Company issued 2,033,471 shares of common stock pursuant to the conversion of $1,000 of convertible notes payable (Note 6(g)), in which the notice of conversion was received on April 3, 2017.

On April 6, 2017, the Company issued 17,000,000 shares of common stock pursuant to the conversion of $4,675 of convertible notes payable (Note 6(l)), in which the notice of conversion was received on March 17, 2017.

On March 20, 2017, the Company received a notice of conversion pursuant to the conversion of $4,675 of convertible note payables (Note 12(c)), the shares have not been issued as of April 13, 2017.

On April 5, 2017, the Company received a notice of conversion pursuant to the conversion of $7,000 of convertible note payables (Note 12(s)), the shares have not been issued as of April 13, 2017.

Item 6. Exhibits

Index to Exhibits

Exhibit No.	Description:

3.1*	Certificate of Amendment, effective March 13, 2017, to the Articles of Incorporation of Ecosciences, Inc.

10.1	Securities Purchase Agreement, dated January 31, 2017, between Ecosciences Inc. and Crown Bridge Partners LLC (Filed as an exhibit to the Registrant’s Form 10-Q for the fiscal quarter ended February 29, 2017 and incorporated by reference herein)

10.2	8% Convertible Promissory Note, dated January 31, 2017, between Ecosciences Inc. and Crown Bridge Partners LLC (Filed as an exhibit to the Registrant’s Form 10-Q for the fiscal quarter ended February 29, 2017 and incorporated by reference herein)

10.3	Registration Rights Agreement, dated January 31, 2017, between Ecosciences, Inc. and Crown Bridge Partners, LLC (Filed as an exhibit to the Registrant’s Form 10-Q for the fiscal quarter ended February 29, 2017 and incorporated by reference herein)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2017	By:	/s/ JOEL FALITZ
	Name:	Joel Falitz
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

