Form 10-K
period 2017-05-31
ECOSCIENCES, INC.
filed 2017-09-13
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended: May 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:___________________________

Commission file number: 000-54525

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

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $400,419.80 based on the closing price of $0.0055 per share of Common Stock and 72,803,600 shares of Common Stock of the Registrant held by non-affiliates on November 30, 2016, the last business day of the Registrant’s mostly recently completed Fourth fiscal quarter.

As of September 13, 2017, there were 50,140,974 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

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

The following items are significant agreements entered during the past years to expand our business:

●	In July 2015, the Company entered into a Master Distribution Agreement (“MDA”) with Chem-tek Industries, Inc. (“Chem-tek”), a janitorial supply company based in Howell, New Jersey. The MDA gives Chem-tek the right to resell the Company’s products in the south New Jersey counties of Atlantic, Bergen, Burlington, Camden, Cape May, Essex, Middlesex, Monmouth, Ocean, Salem and Somerset for one-year renewable terms.

●	In August 2015, the Company entered into an exclusive International Master Distributor Agreement with Eco Logic Limited (“Eco Logic”), its current New Zealand and South African distributor of the Company’s range of products for use in the biological treatment of wastewater. In the New Zealand market, Eco Logic Limited resells the Company’s products under the Nova Tabs (www.novatabs.com) brand name. Past purchasers of the Nova Tabs in New Zealand have included McDonalds franchises as well as governmental body, the Tauranga City Council (www.tauranga.govt.nz). The International Master Distributor Agreement contractually formalizes the Company and Eco Logic’s business relationship and is intended to increase product distribution and sales in New Zealand and other territories where Eco Logic has or is seeking customers. The term of the Agreement is for five years with successive five year terms if not otherwise terminated and the territory includes Africa, Australasia, Germany and The Netherlands.

●	In November 2015, the Company announced that it had started preliminary discussions with several potential international distributors to establish sales channels for the Company’s products and that it was developing sales programs to facilitate sales to government agencies for the treatment of waste water and grease build up issues. Those discussions with potential international distributors are still ongoing as of the date of this report.

●	In February 2016, the Company commenced a focused marketing program targeting specific US-based industries, starting with janitorial supply companies and then restaurants and hotels. The Company had also previously launched a program to secure distributors by region. The Company’s marketing program will include, but not be limited to, trade shows, trade associations and trade magazines. In the future, the Company plans to expand the marketing program to include farming and hospitals and food processing plants.

●	In March 2016, the Company entered into a Master Distribution Agreement (“MDA”) with Concepto Ecologicos Aplicados (“CONEAP”), a janitorial supply company based in Santo Domingo, Dominican Republic. The MDA gives CONEAP the right to resell the Company’s products for the region of the Dominican Republic for one-year renewable terms.

●	In March 2016, the Company entered into a Distribution Agreement with Everglades Supply Co, Inc., a maintenance, industrial and janitorial supply company based in Farmingdale, NY (“Everglades”). The Distribution Agreement gives Everglades the right to resell the Company’s products in the Northeastern Tri-State area (New York-New Jersey-Connecticut), South Florida and the Middle East for successive one-year automatically renewable terms.

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

The loss of our current principal suppliers would not have a material adverse effect on our Company. Within our industry, there are a number of manufacturers and pressers, giving us flexibility and options.

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

The Company’s revenues were concentrated among three customers for the year ended May 31, 2017, and four customers for the year ended May 31, 2016:

Customer	For the Year Ended May 31, 2017	For the Year Ended May 31, 2016

1	47%	40%
2	14%	20%
3	10%	14%
4	* %	11

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

Research and Development Activities

We have not spent any money on research and development activities during the fiscal years ended May 31, 2017 and 2016.

Costs and Effect of Compliance with Environmental Laws

Since there are no government regulations for our product or any powder or liquid enzyme products. We believe there are no applicable costs or effects of compliance with environmental laws.

Employees

We have two full-time employees, Joel Falitz, our CEO and director, and Dan Cohen, our COO.

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

At May 31, 2017, we had $3,357 in cash on hand and working capital deficit of $1,739,953 and for the fiscal year ended May 31, 2017, we had $25,860 in revenues. In their reports for the fiscal years ended May 31, 2017 and 2016, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

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

Our success is highly dependent on Joel Falitz, our President and CEO and Dan Cohen, our COO.

In the early stages of development, the Company’s business will be significantly dependent on the Company’s Management team. The Company’s success will be particularly dependent upon Joel Falitz, our CEO and director, and Dan Cohen, our COO, the loss of either or both would have a material adverse effect on the Company.

Three of our customers accounted for 71% of our revenues in the fiscal year ended May 31, 2017.

For the fiscal year ended May 31, 2017, three customers accounted for 71% of our revenues, one of which generated 47% of our revenues. Our inability to achieve more customers and the loss of any one of those customers could adversely affect our revenues and could materially adversely affect our business.

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

Although our common stock is quoted on the OTCPINK, we can have no assurances that a proper market will ever develop, and should a market develop we will have no control over the market price of our common stock. Any market price is likely to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to current or future agreements or title to our claims or the success of our new business model may have a significant impact on the market price of our stock, causing the market price to decline. In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by us could also have an adverse effect on the price of our securities. Such a decline would seriously hinder our ability to raise additional capital and prevent us from fully implementing our business plan and operations.

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

Our Articles of Incorporation, as amended, authorizes the issuance of up to 1,950,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 23,200,000 shares have been designated of the date of this Annual Report. The Articles of Incorporation authorize our Board to prescribe the series and the voting powers, designations, preferences, limitations, restrictions and relative rights of any undesignated shares of our preferred stock. The future issuance of common stock and preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for financing, future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Generally, the outstanding shares of Series B Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock. Joel Falitz, the Company’s CEO and sole director owns 100% of the 200,000 issued and outstanding shares of Series B Non-Convertible Preferred Stock. As a result, Mr, Falitz has the ability to significantly influence the outcome of issues submitted to our stockholders. The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and this stockholder may act in a manner that advances his best interests and not necessarily those of our other stockholders. As a consequence, it may be difficult for investors to remove our management. The ownership of this stockholder could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

	High	Low

2016 Fiscal Year
1st Quarter ended August 31, 2015	$5,350.00	$3,001.00
2nd Quarter ended November 30, 2015	$3,711.00	$1,000.00
3rd Quarter ended February 28, 2016	$1,350.00	$401.00
4th Quarter ended May 31, 2016	$1,283.90	$260.00

2017 Fiscal Year
1st Quarter ended August 31, 2016	$301.00	$62.00
2nd Quarter ended November 30, 2016	$102.00	$52.00
3rd Quarter ended February 28, 2017	$120.00	$17.00
4th Quarter ended May 31, 2017	$27.00	$0.95

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

Description of Securities

General

In connection with the Merger, on June 23, 2014, we increased our authorized capital stock from 100 million shares of Common Stock to 500 million shares; and from 10 million shares of “blank check” Preferred Stock, par value $0.0001 per share (“Preferred Stock”) to 50 million shares. We also effectuated a 500-for-1 forward stock split of our outstanding Common Stock on June 23, 2014 (the “Forward Stock Split”). We also effectuated a 1 for 10,000 reverse stock split of our outstanding Common Stock on May 19, 2017 (the “Reverse Stock Split”).

Common Stock

As of May 31, 2017, there were 48,075,065 shares of our Common Stock outstanding.

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

(g)	subject to the above, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as our board of directors may, at the time so acting, lawfully fix and determine under the Nevada Revised Statutes.

The following table reflects the amount of shares of Preferred Stock designated, issued and outstanding as of the date of this Annual Report.

Series	Designated	Issued and Outstanding
A	3,000,000	1,593,630
B	200,000	200,000
C	10,000,000	4,700,000
D	10,000,000	710,000
Total:	23,200,000	7,203,630

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

Holders of Our Common Stock

As of May 31, 2017, we had 4  record holders of our Common Stock.

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

Convertible Securities

●	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the notes are convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at a conversion price equal to $0.01 per share. At May 31, 2017, and 2016, the Company owed accrued interest of $2,178 and $1,778, respectively. At May 31, 2017, and 2016, the balance owing on the two notes was $4,000.

●	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the note is convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at a conversion price equal to $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock of the Company’s subsidiary at $0.01 per share. At May 31, 2017 and 2016, the Company owed accrued interest of $484 and $367, respectively. At May 31, 2017 and 2016, the balance owing on the note was $1,177.

●	On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $1,000. The note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the note is convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at a conversion price equal to $0.001 per share. At May 31, 2017 and 2016, the Company owed accrued interest of $543 and $443, respectively. At May 31, 2017 and 2016, the balance owing on the note was $1,000.

●

On February 19, 2016, the Company entered into a Convertible Promissory Note agreement for $14,000. The note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At May 31, 2017 and 2016, the Company owed accrued interest of $883 and $304, respectively. During the year ended May 31, 2017, the Company issued 1,400 shares of common stock pursuant to the conversion of the $14,000 note. At May 31, 2017 and 2016, the balance owing on the note was $nil and $14,000, respectively.

●

On May 12, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At May 31, 2017 and 2016, the Company owed accrued interest of $627 and $40, respectively. During the year ended May 31, 2017, the Company issued 800 shares of common stock pursuant to the conversion of the $10,000 note. At May 31, 2017 and 2016, the balance owing on the note was $nil, and $10,000, respectively.

●	On July 19, 2016, the Company entered a Securities Purchase Agreement whereas the Company agreed to issue two Convertible Redeemable Notes for an aggregate of $121,000. The notes bear interest at 12% per annum and contain a 10% original issue discount, such that the purchase price of each $60,500 note is $55,000. The principal amount and any interest thereon are due one year following the borrowing date. During the first six months that the first Convertible Redeemable Note is in effect, the Company may redeem the Note at 140% of the par value plus accrued interest. The first of the two Convertible Redeemable Notes was paid to the Company on July 19, 2016. The second Convertible Redeemable Note (“Back-End Note”) shall initially be paid for by an offsetting $55,000 promissory note issued to the Company by the lender, provided that prior to the conversion of the Back-End Note, the lender must have paid off the promissory note in cash. Payment to the Company under the promissory note must be no later than April 19, 2017. The promissory note was initially secured by the pledge of the Back-End Note. Pursuant to the agreements, the notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the first note, the Company incurred financing costs of $3,000 and an original issue discount of $5,500, which have been recorded as debt discount. On March 16, 2017, the Back-End Note was funded. In connection with the Back-End Note, the Company incurred financing costs of $3,000 and an original issue discount of $5,500, which have been recorded as debt discount.

●	On July 19, 2016, the Company entered into a Convertible Promissory Note agreement for $56,750. The principal amount and any interest thereon are due nine months following the borrowing date. The note bears interest at 12% per annum, increasing to 24% per annum if any principal or interest is not paid when due. For the first 180 days, the Company has the right to prepay the note of up to 150% of all amounts owed. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the issue date and (ii) a 50% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion. The Company incurred financing costs of $6,750.

●	On August 25, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request. At May 31, 2017, the Company owed accrued interest of $612. At May 31, 2017, the balance owing on the Note was $10,000.

●

On October 11, 2016, a lender of the Company assigned a total of $75,000 of promissory notes payable to two third-party lenders. On October 21, 2016, the Company entered into Debt Conversion Agreements with the lenders, whereby the loan amount became convertible to common stock of the Company. The Notes bear interest at 8% per annum. Pursuant to the Debt Conversion Agreements, the notes are convertible into shares of common stock at a conversion price equal to $10 per share. In March 2017, the conversion price was amended to $2.75 per share.

●

On December 8, 2016, a lender of the Company assigned a $15,000 promissory note payable and accrued interest of $2,349 to a third-party lender. On February 3, 2017, the Company entered into a Debt Conversion Agreement with the lender, whereby the loan amount became convertible to common stock of the Company. The Note bears interest at 8% per annum. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $10 per share. In February 2017, the conversion price was amended to $2.75 per share.

●	On January 31, 2017, the Company entered a Securities Purchase Agreement whereby the Company agreed to issue a Convertible Promissory Note of $120,000. The Convertible Promissory Note bears interest at 8% per annum and contains an original issue discount of $18,000, such that the purchase price of the $120,000 note is $102,000. The principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Convertible Promissory Note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty-five prior trading days ending on the last complete trading day prior to the conversion date. If at any time while the note is outstanding the lowest trading price of the Company’s common stock is equal to or lower than $30 per share, then an additional 10% discount shall be factored into the conversion price until the note is no longer outstanding. In addition, at any time the trading price of the Company’s common stock is equal to or lower than $10 per share, additional $10,000 shall be immediately added to the balance of the note. The first tranche of the Convertible Promissory Note of $40,000 was paid to the Company on January 31, 2017. In connection with the first tranche, the Company incurred financing costs of $2,000 and an original issue discount of $6,000, which have been recorded as a discount. In April 2017, the Company’s common stock price per share was lower than $10. Accordingly, the Company increased the principal amount and debt discount by $10,000.

●	On February 10, 2017, the Company entered into a Convertible Promissory Note agreement for $59,500. The principal amount and any interest thereon are due on November 10, 2017. The note bears interest at 8% per annum, increasing to 18% per annum if any principal or interest is not paid when due. The note contains an original issue discount of $7,500 so the purchase price of the note is $52,000. Pursuant to the agreement, the note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty-five prior trading days to the date of the conversion notice. If at any time while the note is outstanding the lowest trading price of the Company’s common stock is equal to or lower than $0.003, then an additional 10% discount shall be factored into the conversion price until the note is no longer outstanding. Additionally, if at any time while the note is outstanding, the lowest trading price of the Company’s common stock is equal to or lower than $10 per share, then an additional $10,000 shall immediately be added to the balance of the note. The Company incurred financing costs of $7,000 and an original issue discount of $7,500, which have been recorded as a discount. In April 2017, the Company’s common stock price per share was lower than $10. Accordingly, the Company increased the principal amount and debt discount by $10,000.

27

●

On March 30, 2017, the Company entered a Securities Purchase Agreement with a lender whereas the Company agreed to issue nine convertible notes for an aggregate of $285,450 with the first note being in the amount of $52,250 and the rest of the eight notes being in the amount of $29,150. The notes bear interest at 12% per annum commencing on March 30, 2017, and contain a 10% original issue discount, such that the purchase price of the first note is $47,500 and the rest of the eight notes (or “Back-End Notes”) is $26,500. The proceeds for the Back-End Notes will be funded one at a time in 30 day increments commencing April 30, 2017 through November 30, 2017. However, the Company must maintain a bid of $10 per common stock share over 5 consecutive trading days before the closing of each Back-End Notes.

In March 2017, the first note was funded. The note bears interest at 12% per annum and matures on March 30, 2018. The note contains an original issue discount of $4,750 so the purchase price of the note is $47,500. Pursuant to the agreement, the note is convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty days, including the day upon which a notice of conversion is received by the Company, prior to conversion. During the first six months, the Company may redeem the first note at 140% of the par value plus accrued interest. The Company also incurred financing costs of $2,500 which has been recorded as a discount.

●	On March 7, 2017, a lender of the Company issued a $20,000 promissory note payable to a third-party lender. On March 8, 2017, the lender issued a $7,000 portion of the $20,000 promissory note payable to another third-party lender. On March 20, 2017, the Company entered into a Debt Conversion Agreement with the lender, whereby $7,000 of the loan principal and unpaid interest of $2,758 became convertible to common stock of the Company. The note bears interest at 10% per annum. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $2.75 per share.

●	On April 4, 2017, a lender of the Company assigned a $7,000 promissory note payable to a third-party lender. On April 5, 2017, the Company entered into a Debt Conversion Agreement with the third-party lender, whereby $7,000 of the loan principal became convertible to common stock of the Company. The note is non interest-bearing. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $2.75 per share.

●	On April 20, 2017, a lender of the Company assigned a $7,000 promissory note payable to a third-party lender, and the Company entered into a Debt Conversion Agreement with the third-party lender, whereby $7,000 of the loan principal became convertible to common stock of the Company. The note is non-interest-bearing. Pursuant to the Debt Conversion Agreement, the Note is convertible into shares of common stock at a conversion price equal to $1.75 per share.

●	On May 5, 2017, a lender of the Company assigned a $7,000 promissory note payable to a third-party lender, and the Company entered into a Debt Conversion Agreement with the third-party lender, whereby $7,000 of the loan principal became convertible to common stock of the Company. The note is non-interest-bearing. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $0.69 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the end of the fiscal year ended May 31, 2017.

Recent Sales of Unregistered Securities

●	On July 19, 2016, the Company entered a Securities Purchase Agreement whereas the Company agreed to issue two Convertible Redeemable Notes for an aggregate of $121,000. The Convertible Redeemable Notes bear interest at 12% per annum and contain a 10% original issue discount, such that the purchase price of each note is $55,000. The principal amount and any interest thereon are due one year following the borrowing date. On July 19, 2016, in consideration for the first Convertible Redeemable Note, the Company received cash proceeds of $55,000. During the first six months that the first Convertible Redeemable Note is in effect, the Company may redeem the Note at 140% of the par value plus accrued interest. On July 19, 2016, in consideration for the second Convertible Redeemable Note, the Company received a Promissory Note with a par value of $55,000. The Promissory Note bears interests at 12% per annum and is secured by the second Convertible Redeemable Note of the Company. The principal amount of the Promissory Note and any interest thereon are due eight months following the lending date. The principal amount of the Promissory Note must be paid in full prior to executing any conversions of the second Convertible Redeemable Note. Pursuant to the agreements, the Convertible Redeemable Notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

●	On July 19, 2016, the Company entered into a Securities Purchase Agreement whereas the Company agreed to issue a Convertible Promissory Note for $56,750. The Company will receive proceeds of $50,000 after deducting $6,750 of diligence and legal fees. The principal amount and any interest thereon are due nine months following the borrowing date. The Note bears interest at 12% per annum, increasing to 24% per annum if any principal or interest in not paid when due. For the first 180 days, the Company has the right to prepay the Note of up to 150% of all amounts owed. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the issue date and (ii) a 50% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion.

●	On August 25, 2016, the Company entered into a Convertible Promissory Note Agreement for $10,000 with a third party unaffiliated lender. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder of the Convertible Promissory Note within 48 hours of the conversion request.

●	During the year ended May 31, 2017, the Company issued 61,770 shares of common stock pursuant to the conversion of $303,595 of principal and accrued interest of notes payable and convertible notes payable.

●	On March 10, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada thereby increasing the authorized number of shares of Common Stock from Five Hundred Million (500,000,000) to One Billion Nine Hundred Fifty Million (1,950,000,000) without changing the $0.0001 par value of the Common Stock. The Amendment went into effect on March 13, 2017. The Amendment was approved, on February 9, 2017 by written consent, by the Board of Directors of the Company and the holder of 100% of the outstanding shares of the Company’s outstanding Series B Preferred Stock having 80% majority voting control.

●	On May 19, 2017, the Company issued 48,000,000 shares of common stock to the President of the Company pursuant to the conversion of 4,000,000 shares of Series C preferred stock, in which the notice of conversion was received on May 19, 2017.

●	On May 19, 2017, the Company completed a reverse stock split of the Company’s common stock on a 1-for-10,000 basis. All share and per share amounts included in this Annual Report have been retroactively restated for the reverse stock split.

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

Overview

The following discussion highlights the Company’s results of operations and the principal factors that have affected our consolidated financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations presented herein. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Located in Jericho, New York, the Company provides bio-remediation services for sewers, sludge ponds, septic tanks, lagoons, farms, car washes, portable sanitation facilities, grease tanks, lakes and ponds. We provide a suite of tablet-based products that can be added to waste systems. The active ingredients in our tablets oxygenate wastewater, remove hydrogen sulfide odors, prevent corrosion in wastewater systems and initiate aerobic biological breakdown of organic sludge including fats, oils and grease. The tablets are non-toxic to the environment, non-caustic and comprised of natural ingredients that do not require any special permitting for use and disposal. The product is simple to use directly by the end consumer.

The Company has formulated a business model that management believes can help it grow and achieve economies of scale over time. We have undertaken the necessary due diligence and prepared a business that will enable us to compete in the market for bio-remediation services.

The Company is focused on building, acquiring and investing in businesses around ecological and life sciences. From waste water remediation to healthcare and more, we are committed to building a better living environment for all people.

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

Results of Operations

The following tables present our revenue and expenses for the years ended May 31, 2017 and 2016:

Revenue

	2017	2016	% Change

Revenue	$25,860	$21,568	19.90%

Our Revenue increased by 19.90% for the fiscal year ended May 31, 2017 as compared to the fiscal year ended May 31, 2016. The increase is attributable to the higher sales for this period to one of our distributors in Mexico.

Cost of Revenues

	2017	2016	% Change

Cost of Revenues	$16,628	$8,074	105.95%

Our Costs of Revenues increased by 105.95% for the fiscal year ended May 31, 2017 as compared to the fiscal year ended May 31, 2016. The increase is attributable to higher gross sales as well as inventory adjustments.

Operating Expenses

	2017	2016	% Change

Operating Expenses	$914,654	$470,557	94.38%

Our Operating Expenses increased by 94.38% for the fiscal year ended May 31, 2017 as compared to the fiscal year ended May 31, 2016. The increase is attributable to an increase in consulting, management and marketing fees during the year ended May 31, 2017 to expand our business.

Interest Expense

	2017	2016	% Change

Interest Expense	$799,698	$38,047	2001.87%

Our Interest Expense increased by 2001.87% for the fiscal year ended May 31, 2017 as compared to the fiscal year ended May 31, 2016. The increase is attributable to increase in notes in 2016 as well as the compounding nature of interest.

Change in fair value of derivative liabilities

	2017	2016	% Change

Change in fair value of derivative liabilities	$87,409	$-

For the year ended May 31, 2017, the Company entered into several convertible notes payable. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Accordingly, the Company recognized derivative liabilities at its fair value and re-valued the derivative at each reporting date, with changes in the fair value reported as charges or credits to income (loss).

Liquidity& Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash the years ended May 31, 2017 and 2016.

	2017	2016

Cash, beginning of year	$4,220	$381
Net cash used in operating activities	(396,036)	(68,582)
Net cash provided by financing activities	395,173	72,421
Cash, end of year	$3,357	$4,220

Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. As of May 31, 2017, we had an accumulated deficit of $2,563,361 and a stockholders’ deficit of $1,739,953. We have incurred net losses of $1,623,311 and $495,110 for the fiscal years ended May 31, 2017 and 2016, respectively.

At May 31, 2017, we were indebted to our President and a company controlled by the President for approximately $83,098 for expenses paid by him on behalf of the Company. The amount was borrowed pursuant to a verbal agreement and is unsecured, non-interest bearing and due on demand.

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

At May 31, 2017, we had $3,357 in cash on hand and an accumulated deficit of $2,563,361 and had $25,860 in revenues for the year ending May 31, 2017. In their report for the fiscal year ended May 31, 2017 and 2016, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

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

To date, we have financed our operations primarily through the sale of notes payable and convertible debt to our president and other non-affiliated third parties and the issuance and sale of equity securities for cash consideration. We have no agreements to obtain funds through bank loans, lines of credit or any other traditional sources. Since we have no financing committed, our inability to realize financing to maintain operations and grow our business would materially restrict our business operations. Previous convertible debt financing the Company has accepted have not been on favorable terms and has been significantly dilutive to our existing common equity and as a result the Company executed a consolidation of its common stock on May 19, 2017 to attract financing and maintain is business. Future financing may not be available upon acceptable terms, or at all. Should we be successful in securing future financing new issuances of equity or convertible debt would dilute our current shareholders, possibly significantly and might have rights, preferences or privileges senior to our common or preferred stock. If financing is not available to us on favorable terms, such severe limitation might cause us to consider another consolidation of existing common equity at any time as a means to attract financing and maintain our business.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Ecosciences, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ecosciences, Inc.

We have audited the accompanying consolidated balance sheet of Ecosciences, Inc. (the “Company”) as of May 31, 2016 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. Ecosciences, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

September 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ecosciences, Inc.
Jericho, New York

We have audited the accompanying consolidated balance sheet of Ecosciences, Inc. as of May 31, 2017, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. Ecosciences, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecosciences, Inc. as of May 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Ecosciences, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Ecosciences, Inc. has not generated significant revenue since inception and has not generated significant earnings that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
September 13, 2017

Ecosciences, Inc.

Consolidated Balance Sheets

	May 31, 2017	May 31, 2016

ASSETS

Current Assets

Cash	$3,357	$4,220
Accounts receivable, net	6,967	–
Inventory	3,256	5,169
Prepaid expenses	29,700	771

Total Assets	$43,280	$10,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$258,949	$165,483
Accrued liabilities	447,140	331,505
Due to related parties	93,598	42,046
Notes payable	300,666	261,157
Convertible notes payable, net of discount	86,137	30,177
Derivative liabilities	596,743	–

Total Liabilities	1,783,233	830,368

Contingencies and Commitments

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized, $0.0001 par value;

Series A Redeemable and Convertible Preferred Stock 3,000,000 shares authorized; 1,593,630 shares issued and outstanding	160	160

Series B Preferred Stock 200,000 shares authorized, issued and outstanding	20	20

Series C Redeemable and Convertible Preferred Stock 10,000,000 shares authorized; 4,700,000 shares issued and outstanding	470	470

Series D Convertible Preferred Stock 10,000,000 shares authorized;710,000 and 610,000 shares issued and outstanding, respectively	71	61

Common Stock 1,950,000,000 shares authorized, $0.0001 par value;48,075,065 shares and 10,175 issued and outstanding, respectively	4,808	1

Additional paid-in capital	817,879	119,130

Accumulated deficit	(2,563,361)	(940,050)

Total Stockholders’ Deficit	(1,739,953)	(820,208)

Total Liabilities and Stockholders’ Deficit	$43,280	$10,160

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	May 31, 2017	May 31, 2016

Revenues	$25,860	$21,568
Cost of revenues	(16,628)	(8,074)

Gross Profit	9,232	13,494

Operating Expenses:
General and administrative	423,931	117,530
Professional fees	490,723	353,027

Total Operating Expenses	914,654	470,557

Loss from Operations	(905,422)	(457,063)

Other Income (Expenses):
Interest expense	(799,698)	(38,047)
Loss from settlement of amounts due to related parties	(5,600)	–
Change in fair value of derivative liabilities	87,409	–

Net Loss	$(1,623,311)	$(495,110)

Net Loss Per Common Share – Basic and Diluted	$(1.01)	$(48.66)
Weighted-average Common Shares Outstanding – Basic and Diluted	1,601,245	10,175

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – May 31, 2015	1,468,630	$147	200,000	$20	4,700,000	$470	–	$–	10,175	$1	$33,204	$(444,940)	$(411,098)

Series A preferred stock issued for cash	125,000	13	–	–	–	–	–	–	–	–	24,987	–	25,000

Series D preferred stock issued for services	–	–	–	–	–	–	610,000	61	–	–	60,939	–	61,000

Net loss	–	–	–	–	–	–	–	–	–	–	–	(495,110)	(495,110)

Balance – May 31, 2016	1,593,630	$160	200,000	$20	4,700,000	$470	610,000	$61	10,175	$1	$119,130	$(940,050)	$(820,208)

Common stock issued for services	–	–	–	–	–	–	–	–	3,120	–	243,360	–	243,360

Common stock issued upon conversion of convertible notes payable and accrued interest	–	–	–	–	–	–	–	–	61,770	7	303,588	–	303,595

Series C preferred stock issued to settle related party debt	–	–	–	–	4,000,000	400	–	–	–	–	9,200	–	9,600

Conversion of Series C preferred stock into common stock	–	–	–	–	(4,000,000)	(400)	–	–	48,000,000	4,800	(4,400)	–	–

Series D preferred stock issued for services	–	–	–	–	–	–	100,000	10	–	–	8,890	–	8,900

Beneficial conversion feature upon issuance of convertible notes payable	–	–	–	–	–	–	–	–	–	–	138,111	–	138,111

Net loss	–	–	–	–	–	–	–	–	–	–	–	(1,623,311)	(1,623,311)

Balance – May 31, 2017	1,593,630	$160	200,000	$20	4,700,000	$470	710,000	$71	48,075,065	$4,808	$817,879	$(2,563,361)	$(1,739,953)

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

Consolidated Statements of Cash Flows

	Year Ended May 31, 2017	Year Ended May 31, 2016

Cash Flows from Operating Activities

Net loss	$(1,623,311)	$(495,110)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	252,260	61,000
Amortization of debt discount	360,604	–
Interest expense on derivative liability that exceeds face value	383,152	–
Loss from settlement of amounts due to related parties	5,600	–
Change in fair value of derivative liabilities	(87,409)	–
Changes in operating assets and liabilities:
Accounts receivable	(6,967)	3,371
Inventory	1,913	(2,397)
Prepaid expenses	(28,929)	766
Accounts payable	231,415	23,772
Accrued liabilities	115,636	309,066
Due to related party	–	30,950

Net Cash Used in Operating Activities	(396,036)	(68,582)

Cash Flows from Financing Activities

Advances from related party	55,552	496
Proceeds from notes payable	80,250	48,096
Payment of notes payable	(51,629)	(25,171)
Proceeds from convertible notes payable	311,000	24,000
Proceeds from issuance of Series A redeemable preferred stock	–	25,000

Net Cash Provided by Financing Activities	395,173	72,421

Change in Cash	(863)	3,839

Cash - Beginning of Year	4,220	381

Cash - End of Year	$3,357	$4,220

Supplemental Disclosures of Cash Flow Information:

Interest paid	$360	$1,379
Income taxes paid	$–	$–

Non-Cash Investing and Financing Activities:

Shares issued to settle convertible debt and accrued interest	$303,595	$–
Issuances of notes payable for settlements of accounts payable	$128,888	$–
Issuance of Series C preferred stock for settlement of due to related parties	$4,000	$–
Conversion of preferred stock to common stock	$400	$–
Additional discount from beneficial conversion feature	$138,111	$–

The accompanying notes are an integral part of these consolidated financial statements.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

1.	Nature of Operations

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. As of May 31, 2017, the Company has accumulated losses of $2,563,361 and a working capital deficit of $1,739,953. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Consolidation

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At May 31, 2017 and 2016, the Company’s accounts receivable are offset by a provision for doubtful accounts of $379 and $1,338, respectively.

	e)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At May 31, 2017 and 2016, the Company does not need a reserve for any obsolescence due to the current nature of the inventory items. Inventory consisted of water purification tablets and ingredients required to manufacture water purification tablets.

	f)	Shipping and Handling Costs

The Company expenses shipping and handling costs as incurred and includes in general and administrative expenses. Such costs totaled approximately $972 and $15 for the years ended May 31, 2017 and 2016, respectively.

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (continued)

	g)	Fair Value of Financial Instruments

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

Financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, due to related parties, loans payable, convertible notes payable, and derivative liabilities. There were no transfers into or out of “Level 3” during the years ended May 31, 2017 and 2016. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	h)	Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in income (loss). If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options, for consideration of any beneficial conversion feature.

	i)	Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including convertible debentures, stock purchase warrants and stock options, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income (loss). For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

	j)	Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a Beneficial Conversion Feature (the “BCF”) and related debt discount.

When the Company records a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

	k)	Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (continued)

	l)	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured which is typically when title transfers upon shipment.

	m)	Stock-Based Compensation

The measurement and recognition of compensation expense is based on estimated fair values for all share-based awards made to employees and directors, including stock options.

The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in income (loss) over the requisite service period. Options granted to consultants are valued at the fair value of the equity instruments issued, or the fair value of the services received, whichever is more reliably measureable.

	n)	Income Taxes

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

	o)	Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. The calculation of basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. At May 31, 2017, the Company had approximately 95,821,000 potential dilutive shares outstanding.

	p)	Recent Accounting Pronouncements

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

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements (continued)

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in the accounting for employee share-based payment transactions. One of the simplifications relates to forfeitures of awards. Under current GAAP, an entity estimates the number of awards for which the requisite service period is expected to be rendered and base the accruals of compensation cost on the estimated number of awards that will vest. This ASU permits an entity to make an entity-wide accounting policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures in compensation cost when they occur. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Earlier application is permitted. The Company has adopted the standard and does not expect this standard to have a material impact on its consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which amends Accounting Standards Codification (ASC) Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has adopted the standard and does not expect this standard to have a material impact on its consolidated financial statements and disclosures.

4.	Inventory

Inventory consists of the following:

	May 31, 2017	May 31, 2016

Raw Materials	$22	$1,353
Finished Goods	3,187	2,213
Packaging Supplies	47	1,603

Total	$3,256	$5,169

5.	Related Party Transactions

	a)	During the year ended May 31, 2017, the Company incurred management services fees of $305,360 (2016 - $41,200) to the President of the Company, of which $243,360 was paid by issuing 3,120 shares of the Company’s common stock at $78 per share upon execution of the Amended and Restated Management Services Agreement (Note 11(g)).

	b)	During the year ended May 31, 2017, the Company incurred management services fees of $57,900 (2016 - $nil) to the Chief Operating Officer of the Company, of which $8,900 was paid by for issuing 100,000 shares of the Company’s Series D preferred stock at $0.089 per share upon execution of the Management Services Agreement (Note 11(f)).

	c)	During the year ended May 31, 2017, the Company incurred rent fees of $5,250 (2016 - $nil) to a company controlled by the President of the Company.

	d)	On May 18, 2017, the Company issued 4,000,000 shares of Series C preferred stock valued at $9,600 to the President of the Company to settle amounts owing to him of $4,000 (Note 10(i)). The Company recognized a loss of $5,600 related to this settlement.

	e)	At May 31, 2017 and 2016, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $83,098 and $42,046, respectively. The amount is unsecured, non-interest bearing and due on demand.

	f)	At May 31, 2017 and 2016, the Company was indebted to the Chief Operating Officer of the Company for $10,500 and $nil, respectively. The amount is unsecured, non-interest bearing and due on demand.

6.	Notes Payable

Notes payable consist of the following:		May 31, 2017		May 31, 2016

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$5,528		$5,528
b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note was due on February 12, 2014.	8,000		8,000
c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At May 31, 2017 and 2016, the Company owed accrued interest of $5,378 and $6,274, respectively.	13,000	(i)	20,000
d)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes were due from May 2015 to August 2015. At May 31, 2017 and 2016, the Company owed accrued interest of $21,948 and $27,848, respectively.	65,000	(ii)	170,000	*
e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note was due on August 26, 2015. At May 31, 2017 and 2016, the Company owed accrued interest of $593 and $364, respectively.	2,500		2,500
f)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note was due on March 16, 2016. At May 31, 2017 and 2016, the Company owed accrued interest of $nil and $1,465, respectively.	–	(iii)	15,000
g)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note was due on August 19, 2016. At May 31, 2017 and 2016, the Company owed accrued interest of $nil and $5, respectively	–		1,229
h)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. $12,000 and $20,000 of the notes were due in May and October 2016, respectively. $14,000 of the notes is due on March 16, 2018. At May 31, 2017 and 2016, the Company owed accrued interest of $4,422 and $1,514, respectively.	46,000		32,000
i)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due on July 15, 2016. At May 31, 2017 and 2016, the Company owed accrued interest of $235 and $176, respectively.	1,300		4,700
j)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due on August 1, 2016. At May 31, 2017 and 2016, the Company owed accrued interest of $133 and $33, respectively.	1,000		1,000
k)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due on August 12, 2016. At May 31, 2017 and 2016, the Company owed accrued interest of $156 and $36, respectively.	1,200		1,200
l)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes is due from November 2017 to April 2018. At May 31, 2017 and 2016, the Company owed accrued interest of $1,249 and $nil, respectively.	42,750		–
m)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The note is due on January 2018. At May 31, 2017 and 2016, the Company owed accrued interest of $146 and $nil, respectively.	5,000		–
n)	Notes payable which are unsecured, non-guaranteed, and non-interest bearing. The notes are due on demand.	98,388	(iv)	–
o)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due on May 8, 2018. At May 31, 2017 and 2016, the Company owed accrued interest of $55 and $nil, respectively.	11,000		–

		$300,666		$261,157

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

As of May 31, 2017, $124,000 of notes payable was in default.

	i)	On March 7, 2017, the lender assigned a total of $20,000 of promissory notes payable to a third-party lender in which $7,000 became a convertible debt (Note 7(n)).

	ii)	On May 9, 2014, the Company entered into a Master Loan Agreement (the “Loan Agreement”), whereby the lender agreed, from time to time, to purchase from the Company one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed $500,000 and that no Event of Default has occurred and remains uncured. Amounts borrowed under the Loan Agreement are evidenced by an unsecured, non-recourse Promissory Note, bearing interest at a rate of 8% per annum, maturing on the first anniversary date thereof, and may be prepaid by the Company before the maturity date. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement will automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and the lender and (ii) written termination notice is delivered by the Company or the lender to the other party. Several notes matured in 2015 and were not repaid. Therefore, under the default terms of the Loan Agreement, all remaining promissory notes immediately become due and payable. On October 11, 2016, the lender assigned a total of $75,000 of promissory notes payable to two third-party lenders (Note 7(i)).

	iii)	On December 8, 2016, the lender assigned a total of $15,000 of promissory notes payable and $2,349 of accrued interest to a third-party lender (Note 7(j)).

	iv)	During the year ended May 31, 2017, the lender assigned a total of $21,000 of promissory notes payable and to a third-party lender (Notes 7(o)), (p), and (q)).

7.	Convertible Notes Payable

	a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the notes are convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at $0.01 per share. At May 31, 2017 and 2016, the Company owed accrued interest of $2,178 and $1,778, respectively. At May 31, 2017 and 2016, the balance owing on the two notes was $4,000.

	b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the note is convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock of the Company’s subsidiary at $0.01 per share. At May 31, 2017 and 2016, the Company owed accrued interest of $484 and $367, respectively. At May 31, 2017 and 2016, the balance owing on the note was $1,177.

c)

On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $1,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the note is convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at $0.001 per share. At May 31, 2017 and 2016, the Company owed accrued interest of $543 and $443, respectively. At May 31, 2017 and 2016, the balance owing on the note was $1,000.

	d)	On February 19, 2016, the Company entered into a Convertible Promissory Note agreement for $14,000. The note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder within 48 hours of the conversion request. At May 31, 2017 and 2016, the Company owed accrued interest of $883 and $304, respectively. During the year ended May 31, 2017, the Company issued 1,400 shares of common stock pursuant to the conversion of the $14,000 note. At May 31, 2017 and 2016, the balance owing on the note was $nil and $14,000, respectively.

	e)	On May 12, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder within 48 hours of the conversion request. At May 31, 2017 and 2016, the Company owed accrued interest of $627 and $40, respectively. During the year ended May 31, 2017, the Company issued 800 shares of common stock pursuant to the conversion of the $10,000 note. At May 31, 2017 and 2016, the balance owing on the note was $nil, and $10,000, respectively.

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

f)	On July 19, 2016, the Company entered a Securities Purchase Agreement whereas the Company agreed to issue two Convertible Redeemable Notes for an aggregate of $121,000. The notes bear interest at 12% per annum and contain a 10% original issue discount, such that the purchase price of each $60,500 note is $55,000. The principal amount and any interest thereon are due one year following the borrowing date. During the first six months that the first Convertible Redeemable Note is in effect, the Company may redeem the Note at 140% of the par value plus accrued interest. The first of the two Convertible Redeemable Notes was paid to the Company on July 19, 2016. The second Convertible Redeemable Note (“Back-End Note”) shall initially be paid for by an offsetting $55,000 promissory note issued to the Company by the lender, provided that prior to the conversion of the Back-End Note, the lender must have paid off the promissory note in cash. Payment to the Company under the promissory note must be no later than April 19, 2017. The promissory note was initially secured by the pledge of the Back-End Note. Pursuant to the agreements, the notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the first note, the Company incurred financing costs of $3,000 and an original issue discount of $5,500, which have been recorded as debt discount. On March 16, 2017, the Back-End Note was funded. In connection with the Back-End Note, the Company incurred financing costs of $3,000 and an original issue discount of $5,500, which have been recorded as debt discount.

In relation to the first note, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $89,744 resulted in an additional discount to the note payable of $52,000 and the remaining $37,744 was recognized as additional interest expense. During the year ended May 31, 2017, the Company recorded accretion of $60,500 increasing the carrying value of the note to $60,500. During the year ended May 31, 2017, the Company issued 7,399 shares of common stock pursuant to the conversion of $60,500 of the principal of the note. At May 31, 2017, the Company owed accrued interest of $nil.

In relation to the Back-End Note, which was funded on March 16, 2017, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $146,969 resulted in an additional discount to the note payable of $52,000 and the remaining $94,969 was recognized as additional interest expense. During the year ended May 31, 2017, the Company recorded accretion of $60,500 increasing the carrying value of the note to $60,500. During the year ended May 31, 2017, the Company issued 10,705 shares of common stock pursuant to the conversion of $60,500 of the principal of the note and accrued interest of $4,484. At May 31, 2017, the Company owed principal and accrued interest of $nil.

g)	On July 19, 2016, the Company entered into a Convertible Promissory Note agreement for $56,750. The principal amount and any interest thereon are due nine months following the borrowing date. The note bears interest at 12% per annum, increasing to 24% per annum if any principal or interest is not paid when due. From 151 days following the issuance date of the note to the180 days, the Company has the right to prepay the Note of up to 150% of all amounts owed. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the issuance date and (ii) a 50% discount to the lowest trading price of the common stock during the 25 trading-day period prior to conversion. The Company incurred financing costs of $6,750 which has been recorded as a discount.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $79,631 resulted in an additional discount to the note payable of $50,000 and the remaining $29,631 was recognized as additional interest expense. During the year ended May 31, 2017, the Company issued 21,071 shares of common stock pursuant to the conversion of $51,484 of the principal of the Note and $4,577 of accrued interest. During the year ended May 31, 2017, the Company recorded accretion of $5,267 increasing the carrying value of the note to $5,267. At May 31, 2017, the Company owed accrued interest of $130.

h)	On August 25, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder within 48 hours of the conversion request. At May 31, 2017, the Company owed accrued interest of $612. At May 31, 2017, the balance owing on the note was $10,000.

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

7.	Convertible Notes Payable (continued)

i)

On October 11, 2016, a lender of the Company issued at total of $75,000 of promissory notes payable to two third-party lenders (Note 6(ii)). On October 21, 2016, the Company entered into Debt Conversion Agreements with the lenders, whereby the loan amount became convertible to common stock of the Company. The Notes bear interest at 8% per annum. Pursuant to the Debt Conversion Agreements, the notes are convertible into shares of common stock at a conversion price equal to $10 per share. In March 2017, the conversion price was amended to $2.75 per share. Upon entering into the Debt Conversion Agreements, the terms of the notes were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

The embedded conversion option was in the money and subject to recognition of debt discount from the beneficial conversion feature at issuance date. The Company recorded an additional discount of $90,004 to the note payable. Since the notes were due on demand, the discount was fully accreted upon issuance. During the year ended May 31, 2017, the Company issued 8,050 shares of common stock pursuant to the conversion of $68,175 of principal of the Notes. At May 31, 2017, the Company owed accrued interest of $19,994. At May 31, 2017, the balance owing on the two notes was $6,825.

j)

On December 8, 2016, a lender of the Company issued a $15,000 promissory note payable and accrued interest of $2,349 to a third-party lender (Note 6(iii)). On February 3, 2017, the Company entered into a Debt Conversion Agreement with the lender, whereby the loan amount became convertible to common stock of the Company. The Note bears interest at 8% per annum. Pursuant to the Debt Conversion Agreement, the Note is convertible into shares of common stock at a conversion price equal to $10 per share. In February 2017, the conversion price was amended to $2.75 per share. Upon entering into the Debt Conversion Agreement, the terms of the note were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

The embedded conversion option was in the money and subject to recognition of debt discount from the beneficial conversion feature at issuance date. The Company recorded an additional discount of $17,349 to the note payable. Since the note was due on demand, the discount was fully accreted upon issuance. During the year ended May 31, 2017, the Company issued 2,600 shares of common stock pursuant to the conversion of $13,675 of principal of the Notes. At May 31, 2017, the Company owed accrued interest of $2,529. At May31, 2017, the balance owing on the note was $1,325.

	k)	On January 31, 2017, the Company entered a Securities Purchase Agreement whereby the Company agreed to issue a Convertible Promissory Note of $120,000. The Convertible Promissory Note bears interest at 8% per annum and contains an original issue discount of $18,000, such that the purchase price of the $120,000 note is $102,000. The principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Convertible Promissory Note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty-five prior trading days ending on the last complete trading day prior to the conversion date. If at any time while the note is outstanding the lowest trading price of the Company’s common stock is equal to or lower than $30 per share, then an additional 10% discount shall be factored into the conversion price until the note is no longer outstanding. In addition, at any time the trading price of the Company’s common stock is equal to or lower than $10 per share, an additional $10,000 shall be immediately added to the balance of the note. The first tranche of the Convertible Promissory Note of $40,000 was paid to the Company on January 31, 2017. In connection with the first tranche, the Company incurred financing costs of $2,000 and an original issue discount of $6,000, which have been recorded as a discount. In April 2017, the Company’s common stock price per share was lower than $10. Accordingly, the Company increased the principal amount and debt discount by $10,000.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $93,615 resulted in an additional discount to the note payable of $32,000 and the remaining $61,615 was recognized as additional interest expense. In April 2017, the Company recorded additional derivative liabilities and interest expense of $22,776 because of the increase in principal of $10,000. During the year ended May 31, 2017, the Company recorded accretion of $12,544 increasing the carrying value of the note to $12,544. At May 31, 2017, the Company owed accrued interest of $1,052.

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

7.	Convertible Notes Payable (continued)

	l)	On February 10, 2017, the Company entered into a Convertible Promissory Note agreement for $59,500. The principal amount and any interest thereon are due on November 10, 2017. The note bears interest at 8% per annum, increasing to 18% per annum if any principal or interest is not paid when due. The note contains an original issue discount of $7,500 so the purchase price of the note is $52,000. Pursuant to the agreement, the note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty-five prior trading days to the date of the conversion notice. If at any time while the note is outstanding the lowest trading price of the Company’s common stock is equal to or lower than $0.003, then an additional 10% discount shall be factored into the conversion price until the note is no longer outstanding. Additionally, if at any time while the note is outstanding, the lowest trading price of the Company’s common stock is equal to or lower than $10 per share, then an additional $10,000 shall immediately be added to the balance of the note. The Company incurred financing costs of $7,000 and an original issue discount of $7,500, which have been recorded as a discount. In April 2017, the Company’s common stock price per share was lower than $10. Accordingly, the Company increased the principal amount and debt discount by $10,000.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $95,335 resulted in an additional discount to the note payable of $45,000 and the remaining $50,335 was recognized as additional interest expense. In April 2017, the Company recorded additional derivative liabilities and interest expense of $22,207 because of the increase in principal of $10,000. During the year ended May 31, 2017, the Company recorded accretion of $18,605 increasing the carrying value of the note to $18,605. At May 31, 2017, the Company owed accrued interest of $1,435.

	m)	On March 30, 2017, the Company entered a Securities Purchase Agreement with a lender whereby the Company agreed to issue nine convertible notes for an aggregate of $285,450 with the first note being in the amount of $52,250 and the rest of the eight notes being in the amount of $29,150. The notes bear interest at 12% per annum commencing on March 30, 2017, and contain a 10% original issue discount, such that the purchase price of the first note is $47,500 and the rest of the eight notes (or “Back-End Notes”) is $26,500. The proceeds for the Back-End Notes will be funded one at a time in 30 day increments commencing April 30, 2017 through November 30, 2017. However, the Company must maintain a bid of $10 per common stock share over 5 consecutive trading days before the closing of each Back-End Note.

In March 2017, the first note was funded. The note bears interest at 12% per annum and matures on March 30, 2018. The note contains an original issue discount of $4,750 so the purchase price of the note is $47,500. Pursuant to the agreement, the note is convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty days, including the day upon which a notice of conversion is received by the Company, prior to conversion. During the first six months, the Company may redeem the first note at 140% of the par value plus accrued interest. The Company also incurred financing costs of $2,500 which has been recorded as a discount.

In relation to the first note, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $81,812 resulted in an additional discount to the note payable of $45,000 and the remaining $36,812 was recognized as a loss on changes in fair value of derivative liability. During the year ended May 31, 2017, the Company recorded accretion of $7,610 increasing the carrying value of the note to $7,610. At May 31, 2017, the Company owed accrued interest of $1,065.

On May 1, 2017, the first Back-End Note was funded. In connection with the first Back-End Note, the Company incurred financing costs of $1,500 and an original issue discount of $2,650, which have been recorded as a discount. The Back-End Note bears interest at 12% per annum and matures on March 30, 2018.Pursuant to the agreement, the note is convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty days, including the day upon which a notice of conversion is received by the Company, prior to conversion.

In relation to the Back-End Note, which was funded on May 1, 2017, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $52,063 resulted in an additional discount to the note payable of $25,000 and the remaining $27,063 was recognized as a loss on changes in fair value of derivative liability. During the year ended May 31, 2017, the Company recorded accretion of $5,984 increasing the carrying value of the note to $5,984. At May 31, 2017, the Company owed accrued interest of $288.

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

7.	Convertible Notes Payable (continued)

	n)	On March 7, 2017, a lender of the Company assigned a $20,000 promissory note payable to a third-party lender. On March 8, 2017, the lender issued a $7,000 portion of the $20,000 promissory note payable to another third-party lender. On March 20, 2017, the Company entered into a Debt Conversion Agreement with the lender, whereby $7,000 of the loan principal and unpaid interest of $2,758 became convertible to common stock of the Company. The note bears interest at 10% per annum. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $2.75 per share. Upon entering into the Debt Conversion Agreement, the terms of the note were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

The embedded conversion option was in the money and subject to recognition of debt discount from the beneficial conversion feature at issuance date. The Company recorded an additional discount of $9,758 to the note. Since the Note is due on demand, the discount was fully accreted upon issuance. At May 31, 2017, the Company owed accrued interest of $2,896. At May 31, 2017, the balance owing on the note was $7,000.

	o)	On April 4, 2017, a lender of the Company assigned a $7,000 promissory note payable to a third-party lender. On April 5, 2017, the Company entered into a Debt Conversion Agreement with the third-party lender, whereby $7,000 of the loan principal became convertible to common stock of the Company. The note is non interest-bearing. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $2.75 per share. Upon entering into the Debt Conversion Agreement, the terms of the note were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

The embedded conversion option was in the money and subject to recognition of debt discount from the beneficial conversion feature at issuance date. The Company recorded an additional discount of $7,000 to the note payable. Since the note is due on demand, the discount was fully accreted upon issuance. During the year ended May 31, 2017, the Company issued 2,545 shares of common stock pursuant to the conversion of $7,000 of principal of the notes. At May 31, 2017, the balance owing on the mote was $nil.

	p)	On April 20, 2017, a lender of the Company assigned a $7,000 promissory note payable to a third-party lender, and the Company entered into a Debt Conversion Agreement with the third-party lender, whereby $7,000 of the loan principal became convertible to common stock of the Company. The note is non interest-bearing. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $1.75 per share. Upon entering into the Debt Conversion Agreement, the terms of the note were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

The embedded conversion option was in the money and subject to recognition of debt discount from the beneficial conversion feature at issuance date. The Company recorded an additional discount of $7,000 to the note payable. Since the note is due on demand, the discount was fully accreted upon issuance. During the year ended May 31, 2017, the Company issued 4,000 shares of common stock pursuant to the conversion of $7,000 of principal of the Notes. At May 31, 2017, the balance owing on the note was $nil.

	q)	On May 5, 2017, a lender of the Company assigned a $7,000 promissory note payable to a third-party lender, and the Company entered into a Debt Conversion Agreement with the third-party lender, whereby $7,000 of the loan principal became convertible to common stock of the Company. The note is non interest-bearing. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $0.69 per share. Upon entering into the Debt Conversion Agreement, the terms of the note were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

The embedded conversion option was in the money and subject to recognition of debt discount from the beneficial conversion feature at issuance date. The Company recorded an additional discount of $7,000 to the note payable. Since the note is due on demand, the discount was fully accreted upon issuance. During the year ended May 31, 2017, the Company issued 3,200 shares of common stock pursuant to the conversion of $2,200 of principal of the notes. At May 31, 2017, the balance owing on the note was $4,800.

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

8.	Derivative Liabilities

The embedded conversion options of the Company’s convertible debentures described in Note 7 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Year Ended May 31, 2017

Balance at the beginning of the year	$–

Addition of new derivative liabilities	684,152
Change in fair value of embedded conversion option	(87,409)

Balance at the end of the year	$596,743

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	188% - 232%	0.56% - 1.09%	0%	0.34-1.00
At May 31, 2017	237% - 278%	1.08% - 1.17%	0%	0.45-1.00

9.	Common Stock

	a)	On November 2, 2016, the Company issued 3,120 shares of common stock with a fair value of $243,360 to the President of the Company pursuant to the Amended and Restated Management Services Agreement (Note 11(g)).

	b)	On November 7, 2016, the Company issued 500 shares of common stock pursuant to the conversion of $5,000 of a convertible note payable (Note 7(d)).

	c)	On November 17, 2016, the Company issued 606 shares of common stock pursuant to the conversion of $6,054 of notes payable (Note 7(i)).

	d)	On December 13, 2016, the Company issued 394 shares of common stock pursuant to the conversion of $3,946 of convertible notes payable (Note 7(i)).

	e)	On December 20, 2016, the Company issued 500 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 7(d)).

	f)	On December 27, 2016, the Company issued 1,000 shares of common stock pursuant to the conversion of $10,000 of convertible notes payable (Note 7(i)).

	g)	On December 28, 2016, the Company issued 400 shares of common stock pursuant to the conversion of $4,000 of convertible notes payable (Note 7(d)).

	h)	On January 9, 2017, the Company issued 800 shares of common stock pursuant to the conversion of $8,000 of convertible notes payable (Note 7(i)).

	i)	On January 9, 2017, the Company issued 400 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 7(e)).

	j)	On January 11, 2017, the Company issued 800 shares of common stock pursuant to the conversion of $8,000 of convertible notes payable (Note 7(i)).

	k)	On February 7, 2017, the Company issued 214 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 7(f)).

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

l)	On February 10, 2017, the Company issued 930 shares of common stock pursuant to the conversion of $9,363 of convertible notes payable and $3,657 of accrued interest (Note 7(g)).

m)	On February 13, 2017, the Company issued 257 shares of common stock pursuant to the conversion of $6,000 of convertible notes payable (Note 7(f)).

n)	On February 15, 2017, the Company issued 900 shares of common stock pursuant to the conversion of $9,000 of convertible notes payable (Note 7(i)).

o)	On February 17, 2017, the Company issued 700 shares of common stock pursuant to the conversion of $7,000 of convertible notes payable (Note 7(i)).

p)	On February 22, 2017, the Company issued 433 shares of common stock pursuant to the conversion of $7,000 of convertible notes payable (Note 7(f)).

q)	On February 22, 2017, the Company issued 1,040 shares of common stock pursuant to the conversion of $9,246 of convertible notes payable and $218 of accrued interest (Note 7(g)).

r)	On February 23, 2017, the Company issued 791 shares of common stock pursuant to the conversion of $12,000 of convertible notes payable (Note 7(f)).

s)	On March 10, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada thereby increasing the authorized number of shares of Common Stock from Five Hundred Million (500,000,000) to One Billion Nine Hundred Fifty Million (1,950,000,000) without changing the $0.0001 par value of the Common Stock. The amendment went into effect on March 13, 2017. The amendment was approved, on February 9, 2017 by written consent, by the Board of Directors of the Company and the holder of 100% of the outstanding shares of the Company’s outstanding Series B Preferred Stock having 80% majority voting control.

t)	On March 6, 2017, the Company issued 1,196 shares of common stock pursuant to the conversion of $3,886 of convertible notes payable (Note 7(g)).

u)	On March 6, 2017 the Company issued 977 shares of common stock pursuant to the conversion of $7,000 of convertible notes payable (Note 7(f)).

v)	On March 8, 2017, the Company issued 400 shares of common stock pursuant to the conversion of $5,000 of convertible notes payable (Note 7(e)).

w)	On March 10, 2017, the Company issued 900 shares of common stock pursuant to the conversion of $9,000 of convertible notes payable (Note 7(j)).

x)	On March 10, 2017, the Company issued 1,362 shares of common stock pursuant to the conversion of $8,400 of convertible notes payable (Note 7(f)).

y)	On March 13, 2017, the Company issued 1,150 shares of common stock pursuant to the conversion of $11,500 of convertible notes payable (Note 7(i)).

z)	On March 16, 2017, the Company issued 1,435 shares of common stock pursuant to the conversion of $3,946 of convertible notes payable (Note 7(g)).

aa)	On March 16, 2017, the Company issued 1,492 shares of common stock pursuant to the conversion of $8,900 of convertible notes payable (Note 7(f)).

bb)	On March 17, 2017, the Company issued 1,399 shares of common stock pursuant to the conversion of $5,200 of convertible notes payable and $2,730 of accrued interest (Note 7(f)).

cc)	On March 22, 2017, the Company issued 1,006 shares of common stock pursuant to the conversion of $5,700 of convertible notes payable (Note 7(f)).

dd)	On March 22, 2017, the Company issued 1,710 shares of common stock pursuant to the conversion of $9,690 of convertible notes payable (Note 7(f)).

ee)	On March 22, 2017, the Company issued 1,708 shares of common stock pursuant to the conversion of $9,680 of convertible notes payable (Note 7(f)).

ff)	On March 27, 2017, the Company issued 473 shares of common stock pursuant to the conversion of $1,000 of convertible notes payable and $1,754 of accrued interest (Note 7(f)).

gg)	On March 28, 2017, the Company issued 1,931 shares of common stock pursuant to the conversion of $10,942 of convertible notes payable (Note 7(f)).

hh)	On March 28, 2017, the Company issued 1,924 shares of common stock pursuant to the conversion of $10,900 of convertible notes payable (Note 7(f)).

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

ii)	On March 28, 2017, the Company issued 1,700 shares of common stock pursuant to the conversion of $4,675 of convertible notes payable (Note 7(i)).

jj)	On March 28, 2017, the Company issued 1,930 shares of common stock pursuant to the conversion of $5,308 of convertible notes payable (Note 7(g)).

kk)	On April 4, 2017, the Company issued 2,325 shares of common stock pursuant to the conversion of $6,394 of convertible notes payable (Note 7(g)).

ll)	On April 4, 2017, the Company issued 2,221 shares of common stock pursuant to the conversion of $12,588 of convertible notes payable (Note 7(f)).

mm)	On April 5, 2017, the Company issued 206 shares of common stock pursuant to the conversion of $1,000 of convertible notes payable (Note 7(f)).

nn)	On April 6, 2017, the Company issued 1,700 shares of common stock pursuant to the conversion of $4,675 of convertible notes payable (Note 7(j)).

oo)	On April 13, 2017, the Company issued 2,545 shares of common stock pursuant to the conversion of $7,000 of convertible notes payable (Note 7(o)).

pp)	On April 18, 2017, the Company issued 2,645 shares of common stock pursuant to the conversion of $7,192 of convertible notes payable and $81 of accrued interest (Note 7(g)).

qq)	On April 24, 2017, the Company issued 2,900 shares of common stock pursuant to the conversion of $5,075 of convertible notes payable (Note 7(p)).

rr)	On May 1, 2017, the Company issued 3,050 shares of common stock pursuant to the conversion of $2,201 of convertible notes payable and $86 of accrued interest (Note 7(g)).

ss)	On May 1, 2017, the Company issued 1,100 shares of common stock pursuant to the conversion of $1,925 of convertible notes payable (Note 7(p)).

tt)	On May 8, 2017, the Company issued 3,260 shares of common stock pursuant to the conversion of $2,400 of convertible notes payable and $45 of accrued interest (Note 7(g)).

uu)	On May 11, 2017, the Company issued 3,200 shares of common stock pursuant to the conversion of $2,200 of convertible notes payable (Note 7(q)).

vv)	On May 12, 2017, the Company issued 3,260 shares of common stock pursuant to the conversion of $2,004 of convertible notes payable and $34 of accrued interest (Note 7(g)).

ww)	On May 19, 2017, the Company issued 48,000,000 shares of common stock to the President of the Company pursuant to the conversion of 4,000,000 shares of Series C preferred stock.

xx)	On May 19, 2017, the Company completed a reverse stock split of the Company’s common stock on a 1-for-10,000 basis. All share and per share amounts included in these consolidated financial statements have been retroactively restated for the reverse stock split.

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

10.	Preferred Stock

	a)	On June 4, 2015, the Company filed a Certificate of Amendment to its Certificate of Designation for the Company’s Series C convertible preferred stock originally filed with the Secretary of State of Nevada on April 20, 2015. Pursuant to the amendment, the Company increased the number of shares of common stock issuable upon the conversion of each share of Series C preferred stock from 10 shares to 12 shares but also added the restriction that the holder has to wait until the one year anniversary date of issuance before the holder can elect to convert. Also, the Company removed the right of the holder to elect to have any portion of the shares be repurchased by the Company at $0.10 per share, and amended the voting rights to increase the voting equivalency of each share of Series C preferred stock from 10 shares to 12 shares of common stock.

	b)	On June 4, 2015, the Company designated 10,000,000 shares of preferred stock as Series D convertible preferred stock. The holders of the Series D convertible preferred stock may elect to convert their shares at any time and from time to time and after the first year anniversary of the issue date. Each share of Series D convertible preferred stock is convertible into 10 shares of common stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series D convertible preferred stock that would result in the stockholder beneficially owning more than 4.99% of the common stock of the Company. The holders of the Series D convertible preferred stock shall be entitled to a number of votes equal to the number of shares of common stock into which the Series D shares held are convertible.

	c)	On June 4, 2015, upon execution of the Management Services Agreement referred to in Note 11(a), the Company issued 100,000 shares of the Series D convertible preferred stock to the President of the Company at $0.10 per share in exchange for management services.

	d)	On June 4, 2015, upon execution of the Services Agreements referred to in Note 11(b), the Company issued 400,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

	e)	On June 11, 2015, upon execution of the Services Agreements referred to in Notes 11(d) and (e), the Company issued 110,000 shares of the Series D convertible preferred stock to persons or companies at $0.10 per share in exchange for services.

	f)	On September 11, 2015, the Company filed a Certificate of Amendment to amend the provisions of the Company’s Amended and Restated Certificate of Designation for the Company’s Series A convertible preferred stock originally filed with the Secretary of State of Nevada on May 8, 2014. Pursuant to the amendment, the Company restated the conversion and redemption terms of the Series A convertible preferred stock. For shares of Series A convertible preferred stock issued prior to September 11, 2015, the holders shall have the right to convert the shares from the first anniversary date of issuance. For shares of Series A convertible preferred stock issued on or after September 11, 2015, the holders shall have the right to convert the shares from October 1, 2016. The Company may also redeem all, or any portion of, the outstanding shares of Series A convertible preferred stock for $0.40 per share.

	g)	On September 11, 2015, the Company entered into a Stock Purchase Agreement, whereby the Company issued 125,000 shares of Series A preferred stock at $0.20 per share for proceeds of $25,000.

	h)	On November 1, 2016, upon execution of the Management Services Agreement referred to in Note 11 (f), the Company issued 100,000 shares of the Series D convertible preferred stock to the Chief Operating Officer. Each Series D convertible preferred stock is convertible into 10 shares of the Company’s common stock. Fair value of preferred stock issued to Chief Operating Officer was $8,900 at issuance date.

	i)	On May 18, 2017, the Company issued 4,000,000 shares of Series C preferred stock to the President of the Company to settle amounts owing to him of $4,000. Fair value of preferred stock issued was $9,600. The Company recognized a loss of $5,600 from the settlement.

	j)	On May 19, 2017, the Company received a notice of conversion from the President of the Company, whereby 4,000,0000 shares of Series C preferred stock were converted to 48,000,000 shares of common stock.

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

11.	Contingencies and Commitments

	a)	On June 4, 2015, the Company entered into a Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company agreed to pay $31,200 per year and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

On November 2, 2016, the Company and the President amended the Management Service Agreement. As amended, the Company agreed to pay $84,000 per year and to issue an aggregate of 900,000 shares of the Company’s Series D convertible preferred stock, which shall vest in increments upon the achievement by the Company of the milestones set forth in the Amended and Restated Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. In addition, the Company agreed to pay a signing bonus of $31,200, convertible or payable into shares of common stock at $0.001 per share. The Company also agreed to determine a commission structure within 90 days of the agreement, and shall reimburse the President for a health insurance plan beginning January 1, 2017. The term of the amendment agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. As of May 31, 2017, the Company had issued 100,000 shares of the Company’s Series D convertible preferred stock. The executive continues to work on achieving milestones.

	b)	On June 4, 2015, the Company entered into service agreements with four third parties. In consideration for services rendered, the Company agreed to pay an aggregate $96,000 per year and issue an aggregate 4,000,000 shares of the Company’s Series D convertible preferred stock, of which 400,000 shares were issued upon the execution of the agreements and the remaining 3,600,000 shares shall vest in increments upon the achievement by the Company of the milestones set forth in the agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing. As of May 31, 2017, the Company had issued 400,000 shares of the Company’s Series D convertible preferred stock. The third parties continue to work on achieving milestones.

	c)	On June 11, 2015, the Company entered into a Services Agreement with a third party. In consideration for services rendered, the Company agreed to pay $60,000 annual fee and issue 500,000 shares of the Company’s Series D convertible preferred stock, of which 50,000 shares were issued upon the execution of the Services Agreement, and the remaining 450,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. As of May 31, 2017, the Company had issued 50,000 shares of the Company’s Series D convertible preferred stock. The third party continues to work on achieving milestones.

	d)	On June 11, 2015, the Company entered into Services Agreements with two third parties. In consideration for these services, the Company agreed to issue an aggregate 600,000 shares of the Company’s Series D convertible preferred stock, of which 60,000 shares were issued upon the execution of the Services Agreements, and the remaining 540,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing. As of May 31, 2017, the Company had issued 60,000 shares of the Company’s Series D convertible preferred stock. The third parties continue to work on achieving milestones.

On November 1, 2016, the Company entered into a Management Services Agreement with the Chief Operating Officer of the Company. In consideration for his services, the Company agreed to pay $84,000 per year and commission of 3% of all gross sales and issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The Company also agreed to reimburse the Chief Operating Officer for a health insurance plan beginning January 1, 2017. The term of the Management Services Agreement is for six months, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. As of May 31, 2017, the Company had issued 100,000 shares of the Company’s Series D convertible preferred stock. The executive continues to work on achieving milestones.

Ecosciences, Inc.
Notes to the Consolidated Financial Statements

12.	Concentrations

The Company’s revenues were concentrated among three customers for the year ended May 31, 2017, and four customers for the year ended May 31, 2016:

Customer	Revenue for the Year Ended May 31, 2017	Revenue for the Year Ended May 31, 2016

1	47%	40%
2	14%	20%
3	10%	14%
4	*	11%

The Company’s receivables were concentrated among two customers as at May 31, 2017, and four customers as at May 31, 2016:

Customer	Receivables as at May 31, 2017	Receivables as at May 31, 2016

1	67%	37%
2	11%	35%
3	*	35%
4	*	16%

* not greater than 10%

13.	Income Taxes

The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense for the years ended May 31, 2017 and 2016. At May 31, 2017, approximately $2.5 million of federal and state net operating losses were available to the Company to offset future taxable income, which will expire commencing in 2032. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

The items accounting for the difference between income taxes computed at the statutory rate and the provision for income taxes consist of the following:

	Year Ended May 31, 2017	Year Ended May 31, 2016
Computed income tax benefit at statutory tax rate	35%	35%
Changes in allowance on deferred tax assets	(35)%	(35)%
Total income tax expense	-	-

14.	Subsequent Events

	a)	Issuances of notes payable

From June to August 2017, the Company issued promissory notes to unaffiliated lenders for the aggregate principal amount of $47,500. The notes bear interest at 8% per annum and mature the first year anniversary of the date of issuance. The notes are convertible into shares of common stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

	b)	Issuance of convertible notes payable

On July 26, 2017, the Company entered a Securities Purchase Agreement whereby the Company agreed to issue three Convertible Redeemable Back End Notes of $29,150 for an aggregate of $87,450. The principal amount and any interest thereon are due on July 26, 2018. The notes bear interest at 12% per annum and contain a 10% original issue discount, such that each note is $26,500. On July 26, 2017, in consideration for the first note, the Company received cash proceeds of $25,000. The proceeds for the two remaining notes will be funded on April 26, 2018 and May 26, 2018. The closing of the two remaining notes shall be contingent on the following condition: (i) the Company must maintain a bid of $0.001 per share over 5 consecutive trading days. Pursuant to the agreements, the notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company. During the first six months that the first note is in effect, the Company may redeem the first note at 140% of the par value plus accrued interest. The notes may not be prepaid except if the first note is redeemed by the Company.

	c)	Conversions of convertible notes payable

From June to August 2017, the Company issued 278,958 shares of common stock to convert $75,604 of convertible notes payable in aggregate.

	d)	Conversions of Series A Convertible Preferred Stock

From July to August 2017, the Company issued 1,785,000 shares of common stock pursuant conversions of 89,250 shares of Series A Convertible Preferred Stock.

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

As of May 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of May 31, 2017, our internal control over financial reporting was not effective because of the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION.

Subsequent Events:

Issuance of notes payable

On June 2, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $25,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

On July 3, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $7,500, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

On August 22, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $5,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

On August 31, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $10,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

Issuances of convertible notes payable

On July 26, 2017, the Company entered a Securities Purchase Agreement whereby the Company agreed to issue three Convertible Redeemable Back End Notes for an aggregate of $87,450. The principal amount and any interest thereon are due on July 26, 2018. The notes bear interest at 12% per annum and contain a 10% original issue discount, such that the purchase price of each note is $26,500. On July 26, 2017, in consideration for the first note, the Company received cash proceeds of $25,000. The proceeds for the two remaining notes will be funded on April 26, 2018 and May 26, 2018. The closing of the two remaining notes shall be contingent on the following condition: (i) the Company must maintain a bid of $0.001 per share over 5 consecutive trading days. Pursuant to the agreements, the notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company. During the first six months that the first note is in effect, the Company may redeem the first note at 140% of the par value plus accrued interest. The notes may not be prepaid except if the first note is redeemed by the Company.

Conversion of convertible notes payable

During June through August 2017, the Company issued 278,959 shares of common stock pursuant to the conversion of $75,604 of convertible notes payable.

Conversion of Series A Convertible Preferred Stock

In July and August 2017, the Company issued 1,785,000 shares of common stock pursuant to the conversion of 89,250 shares of Series A Convertible Preferred Stock.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Merger:

Name:	Age:	Position:	Director Since:

Joel Falitz	69	Chief Executive Officer, Chairman,	May 9, 2014
		President, Secretary and Treasurer
		(Principal Executive Officer)
		(Principal Financial and Accounting Officer)

Dan Cohen	57	Chief Operating Officer	November 1, 2016

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

Dan Cohen - Chief Operating Officer

Since November 1, 2016, Mr. Cohen (57 years old), has been serving as Chief Operating Officer of the Company.

Since 2009, Mr. Cohen has been serving as Partner, Vice President and Director of Sales & Marketing for Newco Marketing, Inc., marketing consultants, and manufacturer/distributor of an innovative home shower spa system, as well as service provider of a remote computer support service. From 1988 to 2009, Mr. Cohen was a Partner and held the positions of Vice President and Director of Marketing for Back To Nature Products Co., manufacturers of safer paint removers, lead abatement products and green cleaners. Mr. Cohen has over 28 years of experience running the day-to-day operations of a company, including hiring personnel and negotiating contracts. Mr. Cohen has proven success in the areas of marketing, sales, digital, direct response infomercials, advertising, new product launches, and establishing both retail and commercial distribution. He is also a published author in various trade publications and award winner of the QVC Hobby and Craft Recognition Awards.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities (each, a “Reporting Person”) to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file. For each Reporting Person, set forth below is a description of the transactions that were not reported on a timely basis:

●	As previously reported by the Company, on September 12, 2014, Edward Whitehouse, a former officer and director of the Company, filed Form 4 to report the Second Series A Redemption Agreement, June 9, 2014, pursuant to which the Company redeemed an aggregate of 100,000 shares of Series A Preferred Stock from Mr. Whitehouse for $0.20 per share, or an aggregate of $20,000.

●	On September 12, 2014, Dorothy Whitehouse, a former officer and director of the Company and spouse of Edward Whitehouse, filed a Form 4 to report the Company’s First Series A Redemption Agreement, dated May 20, 2014, and Second Series A Redemption Agreement, dated June 9, 2014, with Edward Whitehouse. Under the Exchange Act, a person is generally regarded as beneficially owning securities held in the name of immediate family members sharing the same household. As a result, if a Section 16 insider’s spouse or household family member buys or sell company stock, the Section 16 insider is considered to have an interest in those shares and the purchase must be reported under Section 16(a).

●	Edward and Dorothy Whitehouse both resigned as officers of the Company on May 9, 2014 and as members of the Board of the Directors of the Company on June 23, 2014, and are no long obligated to file Section 16 reports pertaining to the changes in their beneficial ownership of the Company.

●	On April 20, 2015, the Company entered into a Share Exchange Agreement with Joel Falitz, the Chief Executive Officer, President, Treasurer, Secretary and Chairman of the Company, pursuant to which the Company exchanged Series C Preferred Stock for Common Stock held by Mr. Falitz on a 1-for-50 basis. Pursuant to the Share Exchange Agreement, the Company issued to Mr. Falitz an aggregate of 4.7 million (4,700,000) shares of Series C Preferred Stock in exchange for 235 million (235,000,000) of Common Stock held by Mr. Falitz. Mr. Falitz reported this change in beneficial ownership on a Form 4 filed with the SEC on September 21, 2015.

●	On May 8, 2014, Eco-Logical sold a one-year promissory note to Maverick, LLC (“Maverick”) for the principal amount of $25,000 and bearing interest at rate of 8% per annum. Pursuant to the terms of the promissory note, simultaneously with the sale of all or substantially all of the assets of Eco-Logical, upon the merger or combination of Eco-Logical with another entity (other than for changing domicile), or change of control of Eco-Logical, the outstanding principal and accrued interest thereon under the promissory note automatically converted, without any action being taken by Eco-Logical or Maverick, into a number of shares of common stock and/or preferred stock of Eco-Logical which would enable Maverick to have voting and dispositive control of Eco-Logical. On May 9, 2014, the promissory note issued to Maverick was converted into 5,000,000 shares of Eco-Logical’s common stock and 200,000 shares of Eco-Logical’s Series A Preferred Stock. Pursuant to Eco-Logical’s Series A Certificate of Designation filed with the Secretary of State of the State of Delaware, the outstanding shares of Series A Non-Convertible Preferred Stock voted together with the shares of Common Stock and other voting securities of Eco-Logical as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Non-Convertible Preferred Stock is outstanding, represented eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of Eco-Logical or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock. Upon the consummation of the Merger, Maverick’s 5,000,000 shares of Eco-Logical common stock and 200,000 shares of Eco-Logical Series A Non-Convertible Preferred Stock converted into 50,000 shares of our Common Stock and 200,000 shares of our Series B Non-Convertible Preferred Stock, respectively. The voting rights of shares of our Series B Non-Convertible Preferred Stock are identical to the voting rights Eco-Logical’s Series A Non-Convertible Preferred Stock. Therefore, as a result of the Merger, Maverick has voting control over the Company. As a result of the 500-for-1 Forward Stock Split of the Company’s outstanding Common Stock on June 23, 2014, the 50,000 shares of Common Stock held by Maverick resulted in Maverick owning 25,000,000 shares of the Company’s Common Stock.

●	On June 4, 2015, upon execution of a Management Services Agreement, dated June 4, 2015, with Joel Falitz, the President, CEO, Secretary and Treasurer, of the Company issued 100,000 shares of the Series D convertible preferred stock to the President of the Company at $0.10 per share in exchange for management services.

●	On November 1, 2016, the Board of Directors of the Company appointed Dan Cohen as the Chief Operating Officer of the Company.

●

On November 1, 2016, upon execution of a Management Services Agreement, dated November 1, 2016, with Dan Cohen, the COO of the Company issued 100,000 shares of the Series D convertible preferred stock to the COO of the Company at $0.10 per share in exchange for management services.

●

On May 18, 2017, the Company, issued Joel Falitz, the Chief Executive Officer, President and Chairman of the Board of the Company, an aggregate of 4,000,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share, pursuant to certain Debt Conversion Agreement dated May 18, 2017 in exchange for Mr. Falitz’s forgiveness of $4,000 of indebtedness owed him by the Company. On May 19, 2017, the Company issued Mr. Falitz an aggregate of 48,000,000 shares of Common Stock to which Mr. Falitz converted 4 million (4,000,000) shares of Series C Preferred Stock into 48 million (48,000,000) shares of Common Stock.

Other than the foregoing, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended May 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended May 31, 2017; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended May 31, 2017; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended May 31, 2017.

Name & Principal Position	Fiscal Year ended May 31,	Salary ($)		Bonus ($)	Stock Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Falitz —Chief Executive Officer, President, Secretary and Treasurer (1)	2017	$62,000	(2)	$31,200-(3)	$243,360	(3)	—	—	—	$336,560
	2016	$31,200	(2)	—	$10,000	(4)	—	—	—	$44,200
Dan Cohen —Chief Operating Officer, (5)	2017	$49,000	(6)	—	$8,900	(7)	—	—	—	$57,900
	2016	—		—			—	—	—	—

(1)	Joel Falitz was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on May 9, 2014. Includes amounts from Eco-Logical Concepts, Inc., a wholly-owned subsidiary of the Company.

(2)	Accrued under that certain Management Services Agreement, dated June 4, 2015 Amended and Restated on November 2, 2016, between the Company and Joel Falitz.

(3)	Consists of $31,200 signing bonus pursuant to that certain Amended and Restated Management Services Ageeement, dated November 2, 2016, between the Company and Joel Falitz. In satisfaction of the $31,200 signing bonus. In addition, the Company issued 3,120 shares of common stock with fair value of $243,360 for service rendered.

(4)	Consists of 100,000 shares of Company’s Series D Convertible Preferred Stock issued pursuant to that certain Management Services Agreement, dated June 4, 2015, between the Company and Joel Falitz and valued at $0.10 per share.

(5)	Dan Cohen was appointed as the Chief Operating Officer, of the Company on November 1, 2016.

(6)	Accrued under that certain Management Services Agreement, dated November 1, 2016, between the Company and Dan Cohen.

(7)	Consists of 100,000 shares of Company’s Series D Convertible Preferred Stock issued and valued at $8,900 pursuant to that certain Management Services Agreement, dated November 1, 2016, between the Company and Dan Cohen.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of May 31, 2017. The Company does not currently have an equity incentive plan but intends to adopt one in the future.

Employment Agreements

On November 1, 2016, the Company entered into a Management Services Agreement with Dan Cohen. In consideration for Mr. Cohen serving as the Company’s Chief Operating Officer, the Company has agreed to pay Mr. Cohen $84,000 a year, accruing in equal monthly increments of $7,000, plus 3% commission on gross sales, and to issue to Mr. Cohen an aggregate of one million (1,000,000) shares of the Company’s Series D Preferred Stock, of which 100,000 shares were issued upon the execution the Management Services Agreement and a Purchase Agreement (as defined below), with the remaining 900,000 incrementally vesting upon the achievement by the Company of the milestones set forth below:

1.	Execution of this Agreement	100,000
2.	Complete product line expansion with the development and introduction of “green line” products that complement our existing line for use in commercial kitchens, the food service industry and other industries and produce Green Seal approved Eco-Logical market ready inventory	45,000
3.	Sign Northeast, USA Master Distributor	75,000
4.	Sign Midwest, USA Master Distributor	75,000
5.	Sign West Coast, USA Master Distributor	75,000
6.	Sign Southern, USA Master Distributor	75,000
7.	Sign Retail Distributor - Design and produce a retail package for in-store shelf and clip strip displays and place product in minimum of five (5) retail outlets	60,000
8.	Sign Regional Distributor for expansion into South America	75,000
9.	Sign Regional Distributor for expansion into Europe	75,000
10.	Sign Regional Distributor for expansion into the Middle East	75,000
11.	Sign Regional Distributor for expansion into India	75,000
12.	Sign Regional Distributor for expansion into Asia	75,000
13.	Redesign the product for expansion into the municipal wastewater service industry and sign minimum of two (2) contracts with municipalities within the industry	60,000
14.	Sign contract with Infomercial production company for consumer products and launch the infomercial campaign with the first TV infomercial broadcast	60,000
TOTAL		1,000,000

The term of Mr. Cohen’s Management Services Agreement with the Company is for six months, commencing on the date of the agreement, and automatically renewfor successive one year terms unless terminated pursuant to the terms thereto.

On November 2, 2016, the Company entered into an Amended and Restated Management Services Agreement with Joel Falitz. In consideration for Mr. Falitz serving as the Company’s Chief Executive Officer, President, Secretary and Treasurer, the Company has agreed to pay Mr. Falitz a $31,200 signing bonus and a salary of $84,000 per year, accruing at $7,000 per month. In satisfaction of the $31,200 signing bonus, the Company issued Mr. Falitz an aggregate of 3,120 shares of Common Stock. Pursuant to the Amended and Restated Management Services Agreement, the Company also agreed to issue to Mr. Falitz an aggregate of 900,000 shares of the Company’s Series D Preferred Stock, all of which vest in increments upon the achievement by the Company of the milestones set forth below:

1.	Complete product line expansion with the development and introduction of “green line” products that complement our existing line for use in commercial kitchens, the food service industry and other industries and produce Green Seal approved Eco-Logical market ready inventory	45,000
2.	Sign Northeast, USA Master Distributor	75,000
3.	Sign Midwest, USA Master Distributor	75,000
4.	Sign West Coast, USA Master Distributor	75,000
5.	Sign Southern, USA Master Distributor	75,000
6.	Sign Retail Distributor - Design and produce a retail package for in-store shelf and clip strip displays and place product in minimum of five (5) retail outlets	60,000
7.	Sign Regional Distributor for expansion into South America	75,000
8.	Sign Regional Distributor for expansion into Europe	75,000
9.	Sign Regional Distributor for expansion into the Middle East	75,000
10.	Sign Regional Distributor for expansion into India	75,000
11.	Sign Regional Distributor for expansion into Asia	75,000
12.	Redesign the product for expansion into the municipal wastewater service industry and sign minimum of two (2) contracts with municipalities within the industry	60,000
13.	Sign contract with Infomercial production company for consumer products and launch the infomercial campaign with the first TV infomercial broadcast	60,000
TOTAL		900,000

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

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of September 13, 2017, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Ecosciences, Inc., 420 Jericho Turnpike, Suite 110, Jericho, NY 17753.

	Common Stock
Name and Address of Beneficial Owner	Amount		Percent of Class(1)
Joel Falitz -CEO, Pres., Sec, Treas. & Chairman	48,004,621 (	2) (4)	95.74%
Dan Cohen -COO	0 (	3)	0.00%
All Directors and Officers as a group (1 person)	48,004,621		95.74%

(1)	Based on 50,140,974 shares of Common Stock outstanding as of September 13, 2017.

(2)	Excludes shares of Common Stock issuable upon the conversion of (i) 4,700,000 shares of Series C Preferred Stock and (ii) 100,000 shares of Series D Preferred Stock. At the option of the holder, at any time or from time to time from and after the first year anniversary of the issue date, each share of Series C and Series D Preferred Stock may be converted into twelve (12) and ten (10) shares of Common Stock, respectively, but only to the extent such conversion would not cause the holder to beneficially own more than 4.99% of the Company’s Common Stock.

(3)	Excludes shares of Common Stock issuable upon the conversion of (i) 100,000 shares of Series D Preferred Stock. At the option of the holder, at any time or from time to time from and after the first year anniversary of the issue date, each share of Series D Preferred Stock may be converted into ten (10) shares of Common Stock, , but only to the extent such conversion would not cause the holder to beneficially own more than 4.99% of the Company’s Common Stock.

(4)	Excludes 200,000 shares of Series B Non-Convertible Preferred Stock. The outstanding shares of Series B Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock.

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

●	On November 1, 2016, the Company entered into a Management Services Agreement with Dan Cohen, the COO of the Company. In consideration for his services, the Company has agreed to pay $84,000 per year, accruing in equal monthly increments of $7,000, and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible Preferred Stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

●	On November 2, 2016, the Company entered into an Amended and Restated Management Services Agreement with Joel Falitz. In consideration for Mr. Falitz serving as the Company’s Chief Executive Officer, President, Secretary and Treasurer, the Company has agreed to pay Mr. Falitz a $31,200 signing bonus and a salary of $84,000 per year, accruing at $7,000 per month. In satisfaction of the $31,200 signing bonus, the Company issued Mr. Falitz an aggregate of 3,120 shares of Common Stock.

●	During the year ended May 31, 2017, the Company incurred management services fees of $55,000 to the President of the Company, of which $7,000 was paid in cash and $10,000 was paid through the issuance of 100,000 shares of the Company’s Series D Convertible Preferred Stock at $0.10 per share upon execution of the Management Services Agreement.

●	At May 31, 2017, we were indebted to our President and a company controlled by the President for $83,098 for expenses paid by him on behalf of the Company. The amount was borrowed pursuant to a verbal agreement and is unsecured, non-interest bearing and due on demand.

●	At May 31, 2017, we were indebted to our Chief Operating Officer for approximately $10,500 for expenses paid by him on behalf of the Company. The amount was borrowed pursuant to a verbal agreement and is unsecured, non-interest bearing and due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed the Company for the fiscal years ended May 31, 2017 and 2016 for professional services rendered by our principal accountants, GBH CPAs, PC and Friedman, LLP, for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended May 31, 2017:	$38,605
Fiscal Year Ended May 31, 2016:	$35,783

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended May 31, 2016 and 2015 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended May 31, 2017:	$0
Fiscal Year Ended May 31, 2016:	$0

Tax Fees

The aggregate fees billed the Company for the fiscal years ended May 31, 2016 and 2015 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended May 31, 2017:	$0
Fiscal Year Ended May 31, 2016:	$0

All Other Fees

The aggregate fees billed the Company for the fiscal years ended May 31, 2016 and 2015 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended May 31, 2017:	$0
Fiscal Year Ended May 31, 2016:	$0

Pre-Approval Policies and Procedures

We have not used our independent auditors for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have not engaged Friedman to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No:	Description:

2.1(5)	Agreement and Plan of Merger and Reorganization, dated as of May 9, 2014, by and among the On-Air Impact, Inc., Eco-Logical Merger Sub, Inc. and Eco-Logical Concepts, Inc.

3.1(1)	Articles of Incorporation of On-Air Impact, Inc.

3.2(1)	Supplement to the Articles of Incorporation of On-Air Impact, Inc.

3.3(1)	On-Air Impact, Inc. Certificate of Designations for Series A Convertible Preferred Stock, filed December 10, 2012

3.4(2)	Amendment to Articles of Incorporation of On-Air Impact, Inc. re Distribution, filed January 25, 2013 and effective February 14, 2013

Exhibit No:	Description:

3.5(2)	Amendment to Articles of Incorporation of On-Air Impact, Inc. re Reverse Split, filed January 25, 2013 and effective February 14, 2013

3.6(2)	Amendment to Articles of Incorporation of On-Air Impact, Inc. re Forward Split, filed January 25, 2013 and effective February 14, 2013

3.7(5)	Ecosciences, Inc. Amended and Restated Certificate of Designation for Series A Convertible Preferred Stock, filed May 8, 2014

3.8(11)	Amendment to the Certificate of Designation for the Series A Convertible Preferred Stock, filed September 11, 2015

3.9(5)	Ecosciences, Inc. Certificate of Designation for Series B Non-Convertible Preferred Stock, filed May 8, 2014

3.10(5)	Articles of Incorporation of Eco-Logical Concepts, Inc. filed on November 30, 2011

3.11(5)	Certificate of Amendment to Articles of Incorporation of Eco-Logical Concepts, Inc. filed on December 13, 2012

3.12(5)	Eco-Logical Concepts, Inc. Series A Certificate of Designation filed on May 7, 2014

3.13(5)	Eco-Merger Sub, Inc. Articles of Incorporation filed on May 6, 2014

3.14(5)	Certificate of Merger of Eco-Logical Concepts, Inc. and Eco-Merger Sub, Inc. filed on May 9, 2014

3.15(6)	Certificate of Amendment to Articles of Incorporation of On-Air Impact, Inc. filed June 3, 2014, effective June 23, 2014

3.16(8)	Certificate of Designation of the Series C Convertible Preferred Stock

3.17(9)	Certificate of Amendment to the Series C Convertible Preferred Stock Certificate of Designation

3.18(9)	Series D Convertible Preferred Stock Certificate of Designation

3.19(1)	Bylaws of Ecosciences, Inc. (f/k/a On-Air Impact, Inc.)

3.20(5)	Bylaws of Eco-Logical Concepts, Inc.

4.1(13)	12% $56,750 Convertible Promissory Note, dated July 19, 2016, by Ecosciences, Inc. to Auctus Fund, LLC

4.2(13)	12% $60,500 Convertible Redeemable Note, dated July 19, 2016, by Ecosciences, Inc. to ADAR Bays, LLC (ADAR First Note)

4.3(13)	12% $60,500 Convertible Redeemable Note, dated July 19, 2016, by Ecosciences Inc. to ADAR Bays, LLC (Back End Note)

4.4(13)	12% $55,000 Collateralized Secured Promissory Note, dated July 19, 2016, by ADAR BAYS, LLC to Ecosciences, Inc.

10.1(1)	Series A Convertible Preferred Stock Subscription Agreement, dated December 18, 2012, between Virginia K. Sourlis and On-Air Impact, Inc.

10.2(4)	Exchange Agreement, dated February 12, 2013, between On-Air Impact, Inc. and Virginia K. Sourlis

Exhibit No:	Description:

10.3(4)	Non-Convertible Promissory Note, dated February 12, 2013, by On-Air Impact, Inc. F/B/O Virginia K. Sourlis

10.4(5)	Master Loan Agreement, dated May 9, 2014, between On-Air Impact, Inc. and Bacarat Holdings, Inc.

10.5(5)	Share Exchange Agreement, dated May 12, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.6(5)	First Series A Preferred Share Redemption Agreement, dated May 12, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.7(7)	Second Series A Preferred Share Redemption Agreement, dated May 20, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.8(7)	Third Series A Preferred Share Redemption Agreement, dated June 9, 2014, between On-Air Impact, Inc. and Edward Whitehouse

10.9(7)	Fourth Series A Preferred Share Redemption Agreement, dated August 12, 2014, between Ecosciences, Inc. and Edward Whitehouse

10.10(7)	Fifth Series A Preferred Share Redemption Agreement, dated August 21, 2014, between Ecosciences, Inc. and Edward Whitehouse

10.11(7)	Sixth Series A Preferred Share Redemption Agreement, dated September 4, 2014, between Ecosciences, Inc. and Edward Whitehouse

10.12(8)	Share Exchange Agreement, dated April 20, 2015, between Ecosciences, Inc. and Joel Falitz

10.19(9)	Restricted Stock Purchase Agreement, dated June 4, 2015, between Ecosciences, Inc. and Joel Falitz

10.20(9)	Management Services Agreement, dated June 4, 2015, between Ecosciences, Inc. and Joel Falitz

10.22(13)	Securities Purchase Agreement, dated as of July 19, 2016, between Ecosciences, Inc. and Auctus Fund, LLC

10.23(13)	Securities Purchase Agreement, dated as of July 19, 2016, between Ecosciences, Inc. and ADAR BAYS, LLC

10.24(14)	Restricted Stock Purchase Agreement, dated November 1, 2016, between Ecosciences, Inc. and Dan Cohen

10.25(14)	Restricted Stock Purchase Agreement, dated November 2, 2016, between Ecosciences, Inc. and Joel Falitz

10.26(14)	Management Services Agreement, dated November 1, 2016 between Ecosciences, Inc. and Dan Cohen

10.27(14)	Amended and Restated Management Services Agreement, dated November 2, 2016, between Ecosciences, Inc. and Joel Falitz

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

Exhibit No:	Description:

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No: 333-168413) filed with the Securities and Exchange Commission on July 30, 2010 and incorporated by reference herein.

(2)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2012 and incorporated by reference herein.

(3)	Filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended February 28, 2012 filed with the Securities and Exchange Commission on April 15, 2013 and incorporated by reference herein.

(4)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 and incorporated by reference herein.

(5)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2014 and incorporated by reference herein.

(6)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 23, 2014 and incorporated by reference herein.

(7)	Filed as an Exhibit to the Company Transition Report on Form 10-KT for the period January 1, 2014 to May 31, 2014 filed with the Securities and Exchange Commission on September 15, 2014, and incorporated by reference herein.

(8)	Filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended February 28, 2015 filed with the Securities and Exchange Commission on April 29, 2015, and incorporated by reference herein.

(9)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2015, and incorporated by reference herein.

(10)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2015, and incorporated by reference herein.

(11)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2015 filed with the Securities and Exchange Commission on September 29, 2015, and incorporated by reference herein.

(12)	Filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended February 29, 2016 filed with the Securities and Exchange Commission on June 3, 2016, and incorporated by reference herein.

(13)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2016, and incorporated by reference herein.

(14)	Filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 31, 2016 filed with the Securities and Exchange Commission on November 4, 2016, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOSCIENCES, INC.

By:	/s/ JOEL FALITZ
Joel Falitz
President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Date:	September 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOEL FALITZ	President, Chief Executive Officer, Secretary,	September 13, 2017
Joel Falitz	Treasurer and Chairman of the Board of Directors
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

