Form 10-Q
period 2017-08-31
ECOSCIENCES, INC.
filed 2017-10-23
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2017

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” , “smaller reporting company”, and “emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of October 23, 2017 there were 55,129,819 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Ecosciences, Inc.

Consolidated Financial Statements

(Unaudited)

3

Ecosciences, Inc.

Consolidated Balance Sheets

As of August 31, 2017 and May 31, 2017

(Unaudited)

	August 31, 2017	May 31, 2017

ASSETS

Current Assets
Cash	$40,557	$3,357
Accounts receivable, net of allowance	5,700	6,967
Inventory	2,999	3,256
Prepaid expenses	–	29,700
Total Assets	$49,256	$43,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$258,097	$258,949
Accrued liabilities	506,429	447,140
Due to related parties	104,765	93,598
Notes payable	178,628	300,666
Convertible notes payable, net of discount	291,256	86,137
Derivative liabilities	1,119,208	596,743
Total Liabilities	2,458,383	1,783,233

Contingent and Commitments

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized, $0.0001 par value; Series A Redeemable and Convertible Preferred Stock 3,000,000 shares authorized; 1,504,380 and 1,593,630 shares issued and outstanding, respectively	151	160
Series B Preferred Stock 200,000 shares authorized, issued and outstanding	20	20
Series C Redeemable and Convertible Preferred Stock 10,000,000 shares authorized; 4,700,000 shares issued and outstanding	470	470
Series D Convertible Preferred Stock 10,000,000 shares authorized; 710,000 shares issued and outstanding	71	71
Common stock 1,950,000,000 shares authorized, $0.0001 par value; 50,140,974 shares and 48,075,065 issued and outstanding, respectively	5,014	4,808
Additional paid-in capital	1,051,056	817,879
Accumulated deficit	(3,465,909)	(2,563,361)
Total Stockholders’ Deficit	(2,409,127)	(1,739,953)
Total Liabilities and Stockholders’ Deficit	$49,256	$43,280

See accompanying notes to the unaudited financial statements.

Ecosciences, Inc.

Consolidated Statements of Operations

For the Three Months Ended August 31, 2017 and 2016

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2017	August 31, 2016

Revenues	$17,278	$3,472
Cost of revenues	(11,835)	(1,774)
Gross Profit	5,443	1,698

Operating Expenses:
General and administrative	113,357	15,462
Professional fees	117,119	125,636
Research and development	5,654	–
Total Operating Expenses	236,130	141,098

Loss from Operations	(230,687)	(139,400)

Other Income (Expenses):
Interest expense	(307,521)	(37,795)
Loss on settlement of debt	(5,913)	-
Change in fair value of derivative liabilities	(358,427)	(84,889)
Net Loss	$(902,548)	$(262,084)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(25.76)
Weighted-average Common Shares Outstanding – Basic and Diluted	48,813,127	10,175

See accompanying notes to the unaudited financial statements.

Ecosciences, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2017 and 2016

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2017	August 31, 2016

Cash Flows from Operating Activities
Net loss	$(902,548)	$(262,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for fees upon conversion of convertible debt	2,000	–
Amortization of debt discount	104,010	24,691
Interest expense on derivative liability that exceeds face value	190,895	–
Loss on settlement of debt	5,913	–
Change in fair value of derivative liabilities	358,427	84,889
Changes in operating assets and liabilities:
Accounts receivable	1,267	–
Inventory	257	795
Prepaid expenses	29,700	771
Accounts payable	(852)	(13,938)
Accrued liabilities	59,364	81,779
Net Cash Used in Operating Activities	(151,567)	(83,097)

Cash Flows from Financing Activities
Advances from related party, net	11,167	7,037
Proceeds from notes payable	30,100	7,500
Payment of notes payable	–	(38,225)
Proceeds from convertible notes payable	147,500	112,000
Net Cash Provided by Financing Activities	188,767	88,312

Change in Cash	37,200	5,215
Cash - Beginning of Period	3,357	4,220
Cash - End of Period	$40,557	$9,435

Supplemental Disclosures of Cash Flow Information:

Interest paid	$–	$175
Income taxes paid	$–	$–

Non-Cash Investing and Financing Activities:

Shares issued to settle convertible debt and accrued interest	$225,461	$-
Conversion of preferred stock to common stock	$179	$-
Recognition of derivative liabilities from embedded conversion feature	$125,000	$-
Reclassification of notes payable to convertible notes payable	$152,138	$-

See accompanying notes to the unaudited financial statements.

Ecosciences, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations and Basic Presentation

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

The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

2.	Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and earnings since inception. As of August 31, 2017, the Company has accumulated losses of $3,465,909 and a working capital deficit of $2,409,127. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Inventory

Inventory consists of the following:

	August 31, 2017	May 31, 2017

Raw Materials	$1,638	$22
Finished Goods	14	3,187
Packaging Supplies	1,347	47

Total	$2,999	$3,256

4.	Related Party Transactions

a)	During the three months ended August 31, 2017 and 2016, the Company incurred management services fees of $21,000 and $7,800, respectively, to the President of the Company.

b)	During the three months ended August 31, 2017 and 2016, the Company incurred management services fees of $21,000 and $nil, respectively, to the Chief Operating Officer of the Company.

c)	During the three months ended August 31, 2017 and 2016, the Company incurred rent fees of $2,250 and $nil, respectively, to a company controlled by the President of the Company.

d)	At August 31, 2017, and May 31, 2017, the Company was indebted to the President of the Company and a company controlled by the President of the Company for services and expenses paid on behalf of the Company for $97,765 and $83,098, respectively. The amount is unsecured, non-interest bearing and due on demand.

e)	At August 31, 2017, and May 31, 2017, the Company was indebted to the Chief Operating Officer of the Company for services for $7,000 and $10,500, respectively. The amount is unsecured, non-interest bearing and due on demand.

5.	Notes Payable

Notes payable consist of the following:		August 31, 2017		May 31, 2017

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$5,528		$5,528
b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note was due on February 12, 2014.	8,000		8,000
c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note is due 60 days following demand. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $5,706 and $5,378, respectively.	13,000	(i)	13,000	(i)
d)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes were due from May 2015 to August 2015. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $18,206 and $16,608, respectively.	65,000	(ii)	65,000	(ii)
e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note was due on August 26, 2015. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $653 and $593, respectively.	2,500		2,500
f)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes were due in May 2016 ($12,000) and October 2016 ($20,000) and is due on March 16, 2018 ($14,000). At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $5,410 and $4,422, respectively.	46,000		46,000
g)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due on July 15, 2016. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $235 and $235, respectively.	1,300		1,300
h)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due on August 1, 2016. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $158 and $133, respectively.	1,000		1,000
i)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due on August 12, 2016. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $186 and $156, respectively.	1,200		1,200
j)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes are due from November 2017 to April 2018. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $2,111 and $1,249, respectively.	–	(iv)	42,750
k)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The note is due on January 2018. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $247 and $146, respectively.	5,000		5,000
l)	Notes payable which are unsecured, non-guaranteed, and non-interest bearing. The notes are due on demand.	–	(iv)	98,388	(iii)
m)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due on May 8, 2018. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $277 and $55, respectively.	–	(iv)	11,000
n)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due on June 1, 2018. At August 31, 2017, the Company owed accrued interest of $499.	25,000		–
o)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due on July 11, 2018. At August 31, 2017, the Company owed accrued interest of $57.	5,100		–

		$178,628		$300,666

As of August 31, 2017, $124,000 of notes payable were in default.

5.	Notes Payable (continued)

i) On March 7, 2017, the lender assigned a total of $20,000 of promissory notes payable to a third-party lender in which $7,000 became a convertible debt (Note 6(k)).

ii) On May 9, 2014, the Company entered into a Master Loan Agreement (the “Loan Agreement”), whereby the lender agreed, from time to time, to purchase from the Company one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed $500,000 and that no Event of Default has occurred and remains uncured. Amounts borrowed under the Loan Agreement are evidenced by an unsecured, non-recourse Promissory Note, bearing interest at a rate of 8% per annum, maturing on the first anniversary date thereof, and may be prepaid by the Company before the maturity date. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement will automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and the lender and (ii) written termination notice is delivered by the Company or the lender to the other party. Several notes matured in 2015 and were not repaid. Therefore, under the default terms of the Loan Agreement, all remaining promissory notes immediately become due and payable. On October 11, 2016, the lender assigned a total of $75,000 of promissory notes payable to two third-party lenders (Note 6(f)) and added conversion rights.

iii) During the year ended May 31, 2017, the lender assigned a total of $21,000 of promissory notes payable to a third-party lender and the Company agreed to add conversion rights (Notes 6(l)). During the year ended May 31, 2017, a total of $16,200 was converted to shares of common stock.

iv) On June 1, 2017 the Company entered into Promissory Note Addendum Agreements to add conversion rights to notes payable of $42,750 (Note 5(j)), $98,388 (Note 5(l)), and $11,000 (Note 5(m)), whereby the principal and accrued interest of each note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized between the Company and the holder within 48 hours of the conversion request.

6.	Convertible Notes Payable

a)	On December 22, 2011, the Company entered into two Convertible Promissory Note agreements for an aggregate of $4,000. The Notes bear interest at10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreements, the notes are convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at $0.01 per share. At August 31, 2017 and May 31, 2017, the Company owed accrued interest of $2,278 and $2,178, respectively. At August 31, 2017 and May 31, 2017, the balance owing on the two notes was $4,000.

b)	On December 22, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. The note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the note is convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock of the Company’s subsidiary at $0.01 per share. At August 31, 2017 and May 31, 2017, the Company owed accrued interest of $514 and $484, respectively. At August 31, 2017 and May 31, 2017, the balance owing on the note was $1,177.

c)	On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $1,000. The Note bears interest at 10% per annum, and the principal amount and any interest thereon are due 60 days following demand. Pursuant to the agreement, the note is convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at $0.001 per share. At August 31, 2017 and May 31, 2017, the Company owed accrued interest of $568 and $543, respectively. At August 31, 2017 and May 31, 2017, the balance owing on the note was $1,000.

d)	On July 19, 2016, the Company entered into a Convertible Promissory Note agreement for $56,750. The principal amount and any interest thereon are due nine months following the borrowing date. The note bears interest at 12% per annum, increasing to 24% per annum if any principal or interest is not paid when due. From 151 days following the issuance date of the note to the180 days, the Company has the right to prepay the Note of up to 150% of all amounts owed. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price equal to the lesser of (i) a 50% discount to the lowest trading price of the common stock during the 25 trading days prior to the issuance date and (ii) a 50% discount to the lowest trading price of the common stock during the 25 trading-day period prior to conversion. The Company incurred financing costs of $6,750 which has been recorded as a discount.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $79,631 resulted in an additional discount to the note payable of $50,000 and the remaining $29,631 was recognized as additional interest expense. During the three months ended August 31, 2017, the Company issued 16,958 shares of common stock pursuant to the conversion of $5,266 of the principal of the Note and $76 of accrued interest. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $nil and $130, respectively. At August 31, 2017 and May 31, 2017, the balance owing on the note was $nil and $5,267, respectively.

6.	Convertible Notes Payable (continued)

e)	On August 25, 2016, the Company entered into a Convertible Promissory Note agreement for $10,000. The note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder within 48 hours of the conversion request. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $813 and $612, respectively. At August 31, 2017, and May 31, 2017, the balance owing on the note was $10,000.

f)	On October 11, 2016, a lender of the Company assigned at total of $75,000 of promissory notes payable to two third-party lenders (Note 5(ii)). On October 21, 2016, the Company entered into Debt Conversion Agreements with the lenders, whereby the loan amount became convertible to common stock of the Company. The Notes bear interest at 8% per annum. Pursuant to the Debt Conversion Agreements, the notes are convertible into shares of common stock at a conversion price equal to $10 per share. In March 2017, the conversion price was amended to $2.75 per share. Upon entering into the Debt Conversion Agreements, the terms of the notes were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

The embedded conversion option was in the money and subject to recognition of debt discount from beneficial conversion feature at issuance date. The Company recorded an additional discount of $90,004 to the note payable. Since the notes were due on demand, the discount was fully accreted upon issuance. During the year ended May 31, 2017, the Company issued 8,050 shares of common stock pursuant to the conversion of $68,175 of principal of the Notes. At August 31, and May 31, 2017, the Company owed accrued interest of $20,514 and $19,994, respectively. At August 31, and May 31, 2017, the balance owing on the two notes was $6,825.

g)	On December 8, 2016, a lender of the Company assigned a $15,000 promissory note payable and accrued interest of $2,349 to a third-party lender. On February 3, 2017, the Company entered into a Debt Conversion Agreement with the lender, whereby the loan amount became convertible to common stock of the Company. The Note bears interest at 8% per annum. Pursuant to the Debt Conversion Agreement, the Note is convertible into shares of common stock at a conversion price equal to $10 per share. In February 2017, the conversion price was amended to $2.75 per share. Upon entering into the Debt Conversion Agreement, the terms of the note were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

The embedded conversion option was in the money and subject to recognition of debt discount from beneficial conversion feature at issuance date. The Company recorded an additional discount of $17,349 to the note payable. Since the note was due on demand, the discount was fully accreted upon issuance. During the year ended May 31, 2017, the Company issued 2,600 shares of common stock pursuant to the conversion of $13,675 of principal of the Notes. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $2,556 and 2,529, respectively. At August 31, 2017, and May 31, 2017, the balance owing on the note was $1,325.

h)	On January 31, 2017, the Company entered a Securities Purchase Agreement whereas the Company agreed to issue a Convertible Promissory Note of $120,000. The Convertible Promissory Note bears interest at 8% per annum and contain an original issue discount of $18,000, such that the purchase price of the $120,000 note is $102,000. The principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the Convertible Promissory Note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty-five prior trading days ending on the last complete trading day prior to the conversion date. If at any time while the note is outstanding the lowest trading price of the Company’s common stock is equal to or lower than $30 per share, then an additional 10% discount shall be factored into the conversion price until the note is no longer outstanding. In addition, at any time the trading price of the Company’s common stock is equal to or lower than $10 per share, additional $10,000 shall be immediately added to the balance of the note. The first tranche of the Convertible Promissory Note of $40,000 was paid to the Company on January 31, 2017. In connection with the first tranche, the Company incurred financing costs of $2,000 and an original issue discount of $6,000, which have been recorded as a discount. In April 2017, the Company’s common stock price per share was lower than $10. Accordingly, the Company increased principal amount and debt discount of $10,000.

6.	Convertible Notes Payable (continued)

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $93,615 resulted in an additional discount to the note payable of $32,000 and the remaining $61,615 was recognized as additional interest expense. In April 2017, the Company recorded additional derivative liabilities and interest expense of $22,776 because of the increase in principal of $10,000. During the three months ended August 31, 2017, the Company issued 162,000 shares of common stock pursuant to the conversion of $38,262 of the principal of the Note and $2,000 of fees upon conversion of the Note. During the three months ended August 31, 2017, the Company recorded accretion of $28,918 increasing the carrying value of the note to $3,200. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $2,001 and $1,052.

i)	On February 10, 2017, the Company entered into a Convertible Promissory Note agreement for $59,500. The principal amount and any interest thereon are due on November 10, 2017. The note bears interest at 8% per annum, increasing to 18% per annum if any principal or interest is not paid when due. The note contains an original issue discount of $7,500 so the purchase price of the note is $52,000. Pursuant to the agreement, the note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty-five prior trading days to the date of the conversion notice. If at any time while the note is outstanding the lowest trading price of the Company’s common stock is equal to or lower than $0.003, then an additional 10% discount shall be factored into the conversion price until the note is no longer outstanding. Additionally, if at any time while the note is outstanding, the lowest trading price of the Company’s common stock is equal to or lower than $10 per share, then an additional $10,000 shall immediately be added to the balance of the note. The Company incurred financing costs of $7,000 and an original issue discount of $7,500, which have been recorded as a discount. In April 2017, the Company’s common stock price per share was lower than $10. Accordingly, the Company increased principal amount and debt discount of $10,000.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $95,335 resulted in an additional discount to the note payable of $45,000 and the remaining $50,335 was recognized as additional interest expense. In April 2017, the Company recorded additional derivative liabilities and interest expense of $22,207 because of the increase in principal of $10,000. During the three months ended August 31, 2017, the Company issued 100,000 shares of common stock pursuant to the conversion of $30,000 of the principal of the Note. During the three months ended August 31, 2017, the Company recorded accretion of $32,034 increasing the carrying value of the note to $20,639. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $2,829 and $1,435, respectively.

j)	On March 30, 2017, the Company entered a Securities Purchase Agreement with a lender whereas the Company agreed to issue nine convertible notes for an aggregate of $285,450 with the first note being in the amount of $52,250 and the rest of the eight notes being in the amount of $29,150. The notes bear interest at 12% per annum commencing on March 30, 2017, and contain a 10% original issue discount, such that the purchase price of the first note is $47,500 and the rest of the eight notes (or “Back-End Notes”) is $26,500. The proceeds for the Back-End Notes will be funded one at a time in 30 day increments commencing April 30, 2017 through November 30, 2017. However, the Company must maintain a bid of $10 per common stock share over 5 consecutive trading days before the closing of each Back-End Notes.

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

In relation to the first note, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $81,812 resulted in an additional discount to the note payable of $45,000 and the remaining $36,812 was recognized as an additional interest expense. During the three months ended August 31, 2017, the Company recorded accretion of $5,893 increasing the carrying value of the note to $13,503. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $2,645 and $1,065, respectively.

6.	Convertible Notes Payable (continued)

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

In relation to the Back-End Note, which was funded on May 1, 2017, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $52,063 resulted in an additional discount to the note payable of $25,000 and the remaining $27,063 was recognized as additional interest expense. During the three months ended August 31, 2017, the Company recorded accretion of $3,610 increasing the carrying value of the note to $9,593. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $1,169 and $288, respectively.

On June 5, 2017, the second Back-End Note was funded. In connection with the second Back-End Note, the Company incurred financing costs of $1,500 and an original issue discount of $2,650, which have been recorded as a discount. The Back-End Note bears interest at 12% per annum and matures on March 30, 2018. Pursuant to the agreement, the note is convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty days, including the day upon which a notice of conversion is received by the Company, prior to conversion.

In relation to the second Back-End Note, which was funded on June 5, 2017, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $53,663 resulted in an additional discount to the note payable of $25,000 and the remaining $28,663 was recognized as additional interest expense. During the three months ended August 31, 2017, the Company recorded accretion of $8,314 increasing the carrying value of the note to $8,314. At August 31, 2017, the Company owed accrued interest of $834.

On July 25, 2017, the third and fourth Back-End Notes were funded. In connection with the third and fourth Back-End Notes, the Company incurred financing costs of $3,000 and an original issue discount of $5,300, which have been recorded as a discount. The third and fourth Back-End Notes bear interest at 12% per annum and mature on March 30, 2018. Pursuant to the agreement, the notes are convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty days, including the day upon which a notice of conversion is received by the Company, prior to conversion.

In relation to the Back-End Notes, which were funded on July 25, 2017, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion features of $146,206 resulted in an additional discount to the note payable of $50,000 and the remaining $96,206 was recognized as additional interest expense. During the three months ended August 31, 2017, the Company recorded accretion of $13,441 increasing the carrying value of the note to $13,441. At August 31, 2017, the Company owed accrued interest of $709.

On August 29, 2017, the fifth Back-End Note was funded. In connection with the fifth Back-End Note, the Company incurred financing costs of $1,500 and an original issue discount of $2,650, which have been recorded as a discount. The Back-End Note bears interest at 12% per annum and matures on March 30, 2018. Pursuant to the agreement, the note is convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty days, including the day upon which a notice of conversion is received by the Company, prior to conversion.

In relation to the Back-End Note, which was funded on August 29, 2017, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $45,823 resulted in an additional discount to the note payable of $25,000 and the remaining $20,823 was recognized as additional interest expense. During the three months ended August 31, 2017, the Company recorded accretion of $5,117 increasing the carrying value of the note to $5,117. At August 31, 2017, the Company owed accrued interest of $19.

On October 16, 2017, the Company entered into an amendment with the lender. Pursuant to the amendment, the conversion price of these notes was amended to 50% of the lowest trading price of the Company’s Common Stock for the twenty prior trading days including the day upon which a notice of Conversion is received by the Company.

6.	Convertible Notes Payable (Continued)

k)	On March 7, 2017, a lender of the Company assigned a $20,000 promissory note payable to a third-party lender. On March 8, 2017, the lender issued a $7,000 portion of the $20,000 promissory note payable to another third-party lender. On March 20, 2017, the Company entered into a Debt Conversion Agreement with the lender, whereby $7,000 of the loan principal and unpaid interest of $2,758 became convertible to common stock of the Company. The note bears interest at 10% per annum. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $2.75 per share. Upon entering into the Debt Conversion Agreement, the terms of the note were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

The embedded conversion option was in the money and subject to recognition of debt discount from beneficial conversion feature at issuance date. The Company recorded an additional discount of $9,758 to the note. Since the Note is due on demand, the discount was fully accreted upon issuance. At August 31, 2017, and May 31, 2017, the Company owed accrued interest of $3,072 and 2,896, respectively. At August 31, 2017, and May 31, 2017, the balance owing on the note was $7,000.

l)	On May 5, 2017, a lender of the Company assigned a $7,000 promissory note payable to a third-party lender, and the Company entered into a Debt Conversion Agreement with the third-party lender, whereby $7,000 of the loan principal became convertible to common stock of the Company. The note is non interest-bearing. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $0.69 per share. Upon entering into the Debt Conversion Agreement, the terms of the note were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

The embedded conversion option was in the money and subject to recognition of debt discount from beneficial conversion feature at issuance date. The Company recorded an additional discount of $7,000 to the note payable. Since the note is due on demand, the discount was fully accreted upon issuance. During the year ended May 31, 2017, the Company issued 3,200 shares of common stock pursuant to the conversion of $2,200 of principal of the notes. At August 31, 2017, and May 31, 2017, the balance owing on the note was $4,800.

m)	On July 3, 2017, the Company entered into a Convertible Promissory Note agreement for $7,500. The note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder within 48 hours of the conversion request. At August 31, 2017, the Company owed accrued interest of $97. At August 31, 2017, the balance owing on the note was $7,500.

n)	On July 26, 2017, the Company entered a Securities Purchase Agreement with a lender whereby the Company agreed to issue three convertible notes for an aggregate of $87,450 with each of the notes being in the amount of $29,150. The notes bear interest at 12% per annum commencing on July 26, 2017, and contain a 10% original issue discount, such that the purchase price of the notes is $26,500. The proceeds for the remaining two notes will be funded commencing March 26, 2018, through May 26, 2018.

On July 26, 2017, the first note was funded. The note bears interest at 12% per annum and matures on July 26, 2018. The note contains an original issue discount of $2,650 so the purchase price of the note is $26,500. Pursuant to the agreement, the note is convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the three lowest trading prices of the common stock for the twenty days, including the day upon which a notice of conversion is received by the Company, prior to conversion. During the first six months, the Company may redeem the first note at 150% of the par value plus accrued interest. The Company also incurred financing costs of $1,500 which has been recorded as a discount.

In relation to the first note, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $70,203 resulted in an additional discount to the note payable of $25,000 and the remaining $45,203 was recognized as additional interest expense. During the three months ended August 31, 2017, the Company recorded accretion of $6,682 increasing the carrying value of the note to $6,682. At August 31, 2017, the Company owed accrued interest of $345.

o)	On August 22, 2017, the Company entered into a Convertible Promissory Note agreement for $5,000. The note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder within 48 hours of the conversion request. At August 31, 2017, the Company owed accrued interest of $10. At August 31, 2017, the balance owing on the note was $5,000.

p)	On August 31, 2017, the Company entered into a Convertible Promissory Note agreement for $10,000. The note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date. Pursuant to the agreement, the note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder within 48 hours of the conversion request. At August 31, 2017, the Company owed accrued interest of $nil. At August 31, 2017, the balance owing on the note was $10,000.

q)	On June 1, 2017, the Company entered into Promissory Note Addendum Agreements to add conversion rights to notes payable of $42,750 (Note 5(j)), $98,388 (Note 5(l)), and $11,000 (Note 5(m)), whereby the principal and accrued interest of each note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized between the Company and the holder within 48 hours of the conversion request.

Upon entering into the Promissory Note Addendum Agreements, the terms of the notes were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized. At August 31, 2017, the Company owed accrued interest of $2,388. At August 31, 2017, the aggregate balance owing on the notes was $152,138.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	Three Months Ended August 31, 2017	Three Months Ended August 31, 2016

Balance at the beginning of the period	$596,743	$–

Addition of new derivative liabilities	315,895	170,621
Change due to conversion of debt	(151,857)
Change in fair value of embedded conversion option	358,427	16,268
Balance at the end of the period	$1,119,208	$186,889

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	241% - 289%	1.08% - 1.23%	0%	0.58-0.82
At August 31, 2017	272% - 301%	1.01% - 1.08%	0%	0.19-0.58

8.	Common Stock

During the three months ended August 31, 2017, the Company issued 278,958 shares of common stock in aggregate pursuant to the conversion of $73,528 of convertible notes payable, $76 of accrued interest and $2,000 of share transfer fees upon conversion.
During the three months ended August 31, 2017, the Company issued 1,785,000 shares of common stock in aggregate pursuant to the conversion of 89,250 shares of Series A preferred stock.
On June 22, 2017, the Company issued 1,951 shares to a third party free of charge due to the round-up feature of the Company’s 1 for 10,000 reverse stock split completed on May 19, 2017.

9. Preferred Stock

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

10. Commitments

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

On November 2, 2016, the Company and the President amended the Management Service Agreement. As amended, the Company agreed to pay $84,000 per year and to issue an aggregate of 900,000 shares of the Company’s Series D convertible preferred stock, which shall vest in increments upon the achievement by the Company of the milestones set forth in the Amended and Restated Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. In addition, the Company agreed to pay a signing bonus of $31,200, convertible or payable into shares of common stock at $0.001 per share. The Company also agreed to determine a commission structure within 90 days of the agreement, and shall reimburse the President for a health insurance plan beginning January 1, 2017. The term of the amendment agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. As of August 31, 2017, the Company had issued 100,000 shares of the Company’s Series D convertible preferred stock. The executive continues to work on achieving milestones.

On June 4, 2015, the Company entered into service agreements with four third parties. In consideration for services rendered, the Company agreed to pay an aggregate $96,000 per year and issue an aggregate 4,000,000 shares of the Company’s Series D convertible preferred stock, of which 400,000 shares were issued upon the execution of the agreements and the remaining 3,600,000 shares shall vest in increments upon the achievement by the Company of the milestones set forth in the agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing. As of August 31, 2017, the Company had issued 400,000 shares of the Company’s Series D convertible preferred stock. The third parties continue to work on achieving milestones.

On June 11, 2015, the Company entered into a Services Agreement with a third party. In consideration for services rendered, the Company agreed to pay $60,000 annual fee and issue 500,000 shares of the Company’s Series D convertible preferred stock, of which 50,000 shares were issued upon the execution of the Services Agreement, and the remaining 450,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. As of August 31, 2017, the Company had issued 50,000 shares of the Company’s Series D convertible preferred stock. The third party continues to work on achieving milestones.

On June 11, 2015, the Company entered into Services Agreements with two third parties. In consideration for these services, the Company agreed to issue an aggregate 600,000 shares of the Company’s Series D convertible preferred stock, of which 60,000 shares were issued upon the execution of the Services Agreements, and the remaining 540,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing. As of August 31, 2017, the Company had issued 60,000 shares of the Company’s Series D convertible preferred stock. The third parties continue to work on achieving milestones.

On November 1, 2016, the Company entered into a Management Services Agreement with the Chief Operating Officer of the Company. In consideration for his services, the Company agreed to pay $84,000 per year and commission of 3% of all gross sales and issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The Company also agreed to reimburse the Chief Operating Officer for a health insurance plan beginning January 1, 2017. The term of the Management Services Agreement is for six months, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. As of August 31, 2017, the Company had issued 100,000 shares of the Company’s Series D convertible preferred stock. The executive continues to work on achieving milestones.

11. Concentrations

The Company’s revenues were concentrated among three customers for the three months ended August 31, 2017, and 2016:

Customer	Revenue for the Three Months Ended August 31, 2017	Revenue for the Three Months Ended August 31, 2016

1	18%	45%
2	16%	31%
3	11%	11%

The Company’s receivables were concentrated among three customers as at August 31, 2017, and two customers as at May 31, 2017:

Customer	Receivables as at August 31, 2017	Receivables as at May 31, 2017

1	34%	67%
2	26%	11%
3	25%	*
4	10%	*

* not greater than 10%

12. Subsequent Events

Conversions of convertible notes payable

In September and October 2017, the Company issued 2,469,740 shares of common stock in aggregate pursuant to the conversion of $59,344 of convertible notes payable.

On September 22, 2017, the Company received a notice of conversion to issue 1,539,449 shares of common stock pursuant to the conversion of $19,551 of convertible note payables, the shares have been approved to be issued by the Board of Directors of the Company but have not been issued as of October 23, 2017.

On September 27, 2017, the Company received a notice of conversion to issue 624,102 shares of common stock pursuant to the conversion of $7,926 of convertible note payables, the shares have been approved to be issued by the Board of Directors of the Company but have not been issued as of October 23, 2017.

On September 28, 2017, the Company received a notice of conversion to issue 306,189 shares of common stock pursuant to the conversion of $3,889 of convertible note payables, the shares have been approved to be issued by the Board of Directors of the Company but have not been issued as of October 23, 2017.

Issuances of notes payable

On September 1, 2017 the Company entered into a Promissory Note for $30,000 with a vendor to convert amounts owing for services to a convertible promissory note. The note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request. The Promissory Note is unsecured, non-interest bearing and due on demand.

On September 22, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $15,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

Other Agreements

On September 27, 2017, a lender of the Company assigned a $45,000 note payable to a third-party lender. On September 28, 2017, the Company entered into a Debt Conversion Agreement with the third-party lender, whereby $45,000 of the loan principal became convertible to common stock of the Company. The note bears interest at 8% per annum. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $0.0127 per share.

On October 2, 2017, a lender of the Company assigned $20,000 in promissory notes payable to a third-party lender. On October 3, 2017 the Company entered into a Debt Conversion Agreement with the third-party lender, whereby $20,000 of the loan principal became convertible to common stock of the Company. The note bears interest at 8% per annum. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $0.0127 per share.

On October 16, 2017, the Company entered into an amendment to Convertible Promissory Notes with a lender concerning one (1) Front End Note dated March 30 2017, eight (8) Back End Notes dated March 30, 2017 and three (3) Back End Notes dated July 26, 2017. Pursuant to the amendment, the conversion price was amended to 50% of the lowest trading price of the Company’s Common Stock for the twenty prior trading days including the day upon which a notice of Conversion is received by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe in this report and our other reports filed with the Securities and Exchange Commission.

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

The following discussion highlights Ecosciences’ results of operations and the principal factors that have affected our consolidated financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations presented herein. The following discussion and analysis is based on Ecosciences’ unaudited consolidated financial statements contained in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

Located in Jericho, New York, the Company provides bio-remediation products for septic tanks, drains and pipes, grease traps, lift and pump stations, sewers, ponds, lakes, lagoons, farms, car washes, portable sanitation facilities, boats, RVs, and wastewater treatment facilities. We provide a suite of tablet-based products that can be added to waste systems. The active ingredients in our tablets oxygenate wastewater, remove hydrogen sulfide odors, prevent corrosion in wastewater systems and initiate aerobic biological breakdown of organic solids, waste, as well as fats, oils and grease. The tablets are non-hazardous, environmentally friendly and biodegradable. . The product is simple to use directly by the end consumer or commercial customer.

The Company’s bioremediation products are sold under the product names Trap-Eze, Waste-Eze, Septic Oxy-Tabs and Drain & Pipe Oxy-Tabs. The Company also recently re-branded the products under the brand EcoNow to better create consumer brand awareness and to align with the company’s mission of solving ecological issues that affect our environment.

The Company has formulated a business model that management believes can help it grow and achieve economies of scale over time. We have undertaken the necessary due diligence and prepared a business that will enable us to compete in the market for bio-remediation products.

The Company is focused on building, acquiring and investing in businesses around ecological and life sciences. From waste water remediation to healthcare and more, the Company is committed to building a better living environment for all people.

Product Development

The Company plans in this quarter or the next fiscal quarter to begin testing new formulations designed to address and remediate other water pollution problems.

Growth Strategy of the Company

Our mission is to maximize stockholder value through expanding the scope of products offered. We intend to conduct research and development to bring new, improved products to market to ensure we are competitive in our market space. We intend to focus on growing our distribution channels using master-distributor relationships, full-line distributors, sales representatives and other similar sales channels. We intend to build product and brand awareness through a direct retail channel using online marketing and info-commercials, which we believe will provide a feedback benefit for the growth of our other distribution channels as well as to establish opportunities for retail sales channels, such as through chain stores and small retailers.

We have been working to set up sales representatives and distributors in several different market segments, such as the consumer retail market, foodservice industry, and wastewater industry. Our revenues for this fiscal year have primarily been in the United States. All sales were completed in US dollars and have not been subject to any foreign taxes.

During the fourth quarter ended May 31, 2017, we commenced developing additional eco-based products in order to introduce a retail product line. These products included Septic Oxy-Tabs to treat and maintain Septic Systems and Drain & Pipe Oxy-Tabs to remove build-up in drains, sinks pipes and traps, garbage disposals and main lines leading to sewers. . The Company will soon begin testing new formulations designed to address and remediate other significant water pollution problems. We also intend to develop a line of eco-friendly certified green cleaning solutions.

Critical Accounting Policies, Estimates, and Judgments

Our unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Results of Operations

Three Months Ended August 31, 2017 Compared to the Three Months Ended August 31, 2016

The following table presents the Company’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Three-Month Period Ended
	August 31, 2017		August 31, 2016
	$	% of Revenue	$	% of Revenue

Revenue:	$17,278		$3,472
Cost of sales:	(11,835)	68.50%	(1,774)	51.09%
Gross profit	5,443	31.50%	1,698	48.91%

Operating expenses:
General and administrative	113,357	656.08%	15,462	445.33%
Research & Development	5,654	32.72%	-
Professional fees	117,119	677.85%	125,636	3,618.55%
Total Expenses	236,130	1,366.65%	141,098	4,063.88%

Net loss before other expenses:	(230,687)	1,335.15%	(139,400)	4,014.98%

Other income (expenses):

Interest expense	(307,521)	1,779.84%	(37,795)	1,088.57%
Loss on settlement of debt	(5,913)	34.22%	-
Change in fair value of derivative liabilities	(358,427)	2,074.47%	(84,889)	2,444.96%

Net loss	$(902,548)	5,223.68%	$(262,084)	7,548.50%

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Three-Month Period Ended
	August 31, 2017	August 31, 2016	% Change

Revenue	$17,278	$3,472	(397.64)%

Our revenue increased by $13,806, or 397.64%, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016. The increase is attributed to increased marketing efforts.

Costs and Expenses

Costs of Sales

	Three-Month Period Ended
	August 31, 2017	August 31, 2016	% Change

Cost of Sales	$11,835	$1,774	567.14%

Our costs of sales increased $10,061, or 567.14%, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016. The increase is mainly due to increase in sales.

Operating Expenses

	Three-Month Period Ended
	August 31, 2017	August 31, 2016	% Change

Operating Expenses	$236,130	$141,098	67.35%

Our operating expenses increased 495,032, or 67.35%, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016. The increase is mainly the result of an increase in related party management fees.

Other Income (Expenses)

	Three-Month Period Ended
	August 31, 2017	August 31, 2016	% Change

Interest Expense	$307,521	$37,795	713.66%
Loss on settlement of debt	$5,913	$-
Change in fair value of derivative liabilities	$357,427	$84,889	322.23%

Our interest expense increased $269,726, or 713.66%, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016. The increase is attributable to the issuance of additional promissory notes to finance operations, some of which included debt discounts which are amortized to interest expense each period.

Our loss from change in fair value of derivative liabilities increased $272,538, or 322.23%, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016. The increase is mainly because the Company issued additional convertible notes payable that the related embedded conversion option qualifies for derivative accounting.

Financial Condition, Liquidity and Capital Resources

At August 31, 2017, we had $40,557 in cash on hand and an accumulated deficit of $3,465,909, and had $17,278 in revenues for the three-month period ended August 31, 2017. For the three months ended August 31, 2017, we had net cash used in operating activities of $151,567 and net cash provided from financing activities of $188,767. Our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern in their report for the fiscal year ended May 31, 2017,

Since inception, we have financed our operations primarily through the sales of notes payable and convertible notes payable and the issuances and sales of equity securities for cash consideration.

We expect to incur losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures.

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have no agreements to obtain funds through bank loans, lines of credit or any other traditional sources. Since we have no financing committed, our inability to realize financing to maintain operations and grow our business would materially restrict our business operations. Previous convertible debt financing the Company has accepted have not been on favorable terms and has been significantly dilutive to our existing common equity and as a result the Company executed a consolidation of its common stock on May 19, 2017 to attract financing and maintain is business. Future financing may not be available upon acceptable terms, or at all. Should we be successful in securing future financing new issuances of equity or convertible debt would dilute our current shareholders, possibly significantly, might require a significant increase to our authorized stock and might have rights, preferences or privileges senior to our common or preferred stock. If financing is not available to us on favorable terms, such severe limitation might cause us to consider another consolidation of existing common equity at any time as a means to attract financing and maintain our business.

Working Capital

As of August 31, 2017, we had a working capital deficit of $2,409,127, an accumulated deficit of $3,465,909 and a stockholders’ deficit of $2,409,127 and there is substantial doubt that we can continue as a going concern.

At August 31, 2017, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $97,765. The amount is unsecured, non-interest bearing and due on demand.

At August 31, 2017, the Company was indebted to the Chief Operating Officer of the Company for $7,000. The amount is unsecured, non-interest bearing and due on demand.

We do not believe our cash resources are sufficient to implement our current business plan, support operations and meet current obligations for the next 12 months. We expect that our working capital requirements will be funded over this period by a combination of revenue, issuances of promissory notes or private equity placements of our securities and, if necessary, shareholder loans. Our business plan does anticipate increases in operating expenses and capital expenditures over the next twelve months in relation to: (i) product development; (ii) research and development to enhance existing products and innovate new ones (iii) employee salaries & professional fees; and (iv) marketing expenses. The company expects to continue to realize cash flow from financing activities until such time as it can increase revenue to the point at which it can maintain operations and fund business growth.

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

	For the Three Months Ended
	August 31, 2017	August 31, 2016
Cash, beginning of period	$3,357	$4,220
Net cash used in operating activities	(151,567)	(83,097)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	188,767	88,312
Cash, end of period	$40,557	$9,435

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

Based upon that evaluation, our management has concluded that, as of August 31, 2017, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuances of convertible notes payable

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Subsequent Event

a)	Conversions of convertible notes payable

In September and October 2017, the Company issued 2,469,740 shares of common stock in aggregate pursuant to the conversion of $59,344 of convertible notes payable.

On September 22, 2017, the Company received a notice of conversion to issue 1,539,449 shares of common stock pursuant to the conversion of $19,551 of convertible note payables, the shares have been approved to be issued by the Board of Directors of the Company but have not been issued as of October 23, 2017.

On September 27, 2017, the Company received a notice of conversion to issue 624,102 shares of common stock pursuant to the conversion of $7,926 of convertible note payables, the shares have been approved to be issued by the Board of Directors of the Company but have not been issued as of October 23, 2017.

On September 28, 2017, the Company received a notice of conversion to issue 306,189 shares of common stock pursuant to the conversion of $3,889 of convertible note payables, the shares have been approved to be issued by the Board of Directors of the Company but have not been issued as of October 23, 2017.

b)	Issuances of notes payable

On September 1, 2017 the Company entered into a Promissory Note for $30,000 with a vendor to convert amounts owing for services to a convertible promissory note. The note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request. The Promissory Note is unsecured, non interest-bearing and due on demand.

On September 22, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $15,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

c)	Other Agreements

On September 27, 2017, a lender of the Company assigned a $45,000 note payable to a third-party lender. On September 28, 2017, the Company entered into a Debt Conversion Agreement with the third-party lender, whereby $45,000 of the loan principal became convertible to common stock of the Company. The note bears interest at 8% per annum. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $0.0127 per share.

On October 2, 2017, a lender of the Company assigned $20,000 in promissory notes payable to a third-party lender. On October 3, 2017 the Company entered into a Debt Conversion Agreement with the third-party lender, whereby $20,000 of the loan principal became convertible to common stock of the Company. The note bears interest at 8% per annum. Pursuant to the Debt Conversion Agreement, the note is convertible into shares of common stock at a conversion price equal to $0.0127 per share.

On October 16, 2017, the Company entered into an amendment to Convertible Promissory Notes with a lender concerning one (1) Front End Note dated March 30 2017, eight (8) Back End Notes dated March 30, 2017 and three (3) Back End Notes dated July 26, 2017. Pursuant to the amendment, the conversion price was amended to 50% of the lowest trading price of the Company’s Common Stock for the twenty prior trading days including the day upon which a notice of Conversion is received by the Company.

Item 6. Exhibits

Index to Exhibits

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2017	By:	/s/ JOEL FALITZ
	Name:	Joel Falitz
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

