Form 10-Q
period 2017-11-30
ECOSCIENCES, INC.
filed 2018-01-16
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2017

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of January 16, 2018, there were 180,751,331 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

2

Ecosciences, Inc.

Consolidated Financial Statements

(Unaudited)

3

Ecosciences, Inc.

Consolidated Balance Sheets

As of November 30, 2017, and May 31, 2017

(Unaudited)

	November 30, 2017	May 31, 2017

ASSETS

Current Assets

Cash	$11,990	$3,357
Accounts receivable, net of allowance of $2,184 and $379, respectively	9,316	6,967
Inventory	2,687	3,256
Prepaid expenses	–	29,700

Total Assets	$23,993	$43,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$281,310	$258,949
Accrued liabilities	527,734	447,140
Due to related parties	124,432	93,598
Notes payable	133,528	300,666
Convertible notes payable, net of discount	457,310	86,137
Derivative liabilities	801,402	596,743

Total Liabilities	2,325,716	1,783,233

Contingent and Commitments

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized, $0.0001 par value;
Series A Redeemable and Convertible Preferred Stock 3,000,000 shares authorized; 1,483,380 and 1,593,630 shares issued and outstanding, respectively	148	160
Series B Preferred Stock 200,000 shares authorized, issued and outstanding	20	20
Series C Redeemable and Convertible Preferred Stock 10,000,000 shares authorized; 4,700,000 shares issued and outstanding	470	470
Series D Convertible Preferred Stock 10,000,000 shares authorized; 710,000 shares issued and outstanding	71	71
Common Stock 1,950,000,000 shares authorized, $0.0001 par value; 58,843,319 shares and 48,075,065 issued and outstanding, respectively	5,885	4,808
Additional paid-in capital	1,993,781	817,879
Accumulated deficit	(4,302,098)	(2,563,361)

Total Stockholders’ Deficit	(2,301,723)	(1,739,953)

Total Liabilities and Stockholders’ Deficit	$23,993	$43,280

See accompanying notes to the unaudited financial statements.

Ecosciences, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended November 30, 2017 and 2016

(Unaudited)

	Three Months Ended November 30, 2017	Three Months Ended November 30, 2016	Six Months Ended November 30, 2017	Six Months Ended November 30, 2016

Revenues	$28,583	$5,915	$45,861	$9,387
Cost of revenues	(5,466)	(4,922)	(17,301)	(6,696)

Gross Profit	23,117	993	28,560	2,691

Operating Expenses:
General and administrative	78,288	279,205	191,645	294,667
Professional fees	192,228	132,520	309,347	258,156
Research and development	–	–	5,654	–

Total Operating Expenses	270,516	411,725	506,646	552,823

Loss from Operations	(247,399)	(410,732)	(478,086)	(550,132)

Other Income (Expenses):
Interest expense	(267,821)	(188,646)	(575,342)	(226,441)
Gain on settlement of debt	19,449	–	16,536	–
Change in fair value of derivative liabilities	(343,418)	104,118	(701,845)	19,229

Net Loss	$(839,189)	$(495,260)	$(1,738,737)	$(757,344)

Loss Per Common Share – Basic and Diluted	$(0.02)	$(42.55)	$(0.03)	$(69.44)
Weighted-average Common Shares Outstanding – Basic and Diluted	53,456,039	11,639	51,121,896	10,906

See accompanying notes to the unaudited financial statements.

Ecosciences, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2017 and 2016

(Unaudited)

	Six Months Ended November 30, 2017	Six Months Ended November 30, 2016

Cash Flows from Operating Activities

Net loss	$(1,738,737)	$(757,344)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	297,140	38,870
Interest expense on derivative liability that exceeds notes payable	250,789	158,625
Change in fair value of derivative liabilities	701,845	(19,229)
Gain on settlement of debt	(16,536)	–
Shares issued for fees upon conversion of convertible debt	2,500	–
Stock-based compensation	–	252,260

Changes in operating assets and liabilities:
Accounts receivable	(2,349)	–
Inventory	569	(6,958)
Prepaid expenses	29,700	771
Accounts payable	22,361	45,561
Accrued liabilities	102,917	164,730

Net Cash Used in Operating Activities	(349,801)	(122,714)

Cash Flows from Financing Activities

Advances from related party, net	30,834	26,986
Proceeds from notes payable	55,100	20,000
Payment of notes payable	–	(38,224)
Proceeds from convertible notes payable	272,500	112,000

Net Cash Provided by Financing Activities	358,434	120,762

Change in Cash	8,633	(1,952)

Cash - Beginning of Period	3,357	4,220

Cash - End of Period	$11,990	$2,268

Supplemental Disclosures of Cash Flow Information:

Interest paid	$–	$175
Income taxes paid	$–	$–

Non-Cash Investing and Financing Activities:

Shares issued to settle convertible debt and accrued interest	$1,107,277	$11,054
Conversion of preferred stock to common stock	$221	$–
Recognition of derivative liabilities from embedded conversion feature	$200,000	$–
Reclassification of notes payable and accrued interest to convertible notes payable	$240,963	$–

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

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. As of November 30, 2017, the Company has accumulated losses of $4,302,098 and a working capital deficit of $2,301,723. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Inventory

Inventory consists of the following:

	November 30, 2017	May 31, 2017

Raw Materials	$1,281	$22
Finished Goods	–	3,187
Packaging Supplies	1,406	47

Total	$2,687	$3,256

4.	Related Party Transactions

During the six months ended November 30, 2017 and 2016, the Company incurred management services fees of $42,000 and $263,360, respectively, to the President of the Company.

During the six months ended November 30, 2017 and 2016, the Company incurred management services fees of $42,000 and $15,900, respectively, to the Chief Operating Officer of the Company.

During the six months ended November 30, 2017 and 2016, the Company incurred rent fees of $4,500 and $750, respectively, to a company controlled by the President of the Company.

At November 30, 2017 and May 31, 2017, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $117,432 and $83,098, respectively. The amount is unsecured, non-interest bearing and due on demand.

At November 30, 2017, and May 31, 2017, the Company was indebted to the Chief Operating Officer of the Company for $7,000 and $10,500, respectively. The amount is unsecured, non-interest bearing and due on demand.

5.	Notes Payable

Notes payable consisted of the following:		November 30, 2017		May 31, 2017

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$5,528		$5,528
b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note was due on February 12, 2014.	8,000		8,000
c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum and 16% when in default. The note is due 60 days following demand.	13,000	(i)	13,000	(i)
d)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes were due from May 2015 to August 2015.	–	(v)	65,000	(ii)
e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note was due on August 26, 2015.	2,500		2,500
f)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes were due in May 2016 ($12,000) and October 2016 ($20,000) and is due on March 16, 2018 ($14,000).	46,000		46,000
g)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due on July 15, 2016.	1,300		1,300
h)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due on August 1, 2016.	1,000		1,000
i)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due on August 12, 2016.	1,200		1,200
j)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes are due from November 2017 to April 2018.	–	(iv)	42,750
k)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The note is due on January 2018.	5,000		5,000
l)	Notes payable which are unsecured, non-guaranteed, and non-interest bearing. The notes are due on demand.	–	(iv)	98,388	(iii)
m)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due on May 8, 2018.	–	(iv)	11,000
n)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due on June 1, 2018.	25,000		–
o)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due on April 23, 2018.	5,000		–
p)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due on November 23, 2018.	20,000		–

		$133,528		$300,666

(i)	On March 7, 2017, the lender assigned a total of $20,000 of promissory notes payable to a third-party lender in which $7,000 became a convertible debt (Note 6(d)). Upon entering into the Debt Conversion Agreement, the terms of the note were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

(ii)	On May 9, 2014, the Company entered into a Master Loan Agreement (the “Loan Agreement”), whereby the lender agreed, from time to time, to purchase from the Company one or more Promissory Notes for the account of the Company, provided, however, that the aggregate principal amount of all Promissory Notes then outstanding shall not exceed $500,000 and that no Event of Default has occurred and remains uncured. Amounts borrowed under the Loan Agreement are evidenced by an unsecured, non-recourse Promissory Note, bearing interest at a rate of 8% per annum, maturing on the first anniversary date thereof, and may be prepaid by the Company before the maturity date. Amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. The Loan Agreement will automatically terminate and be of no further force and effect upon the earlier to occur of (i) the satisfaction of all indebtedness, including the promissory notes and any additional indebtedness issued thereafter, between the Company and the lender and (ii) written termination notice is delivered by the Company or the lender to the other party. Several notes matured in 2015 and were not repaid. Therefore, under the default terms of the Loan Agreement, all remaining promissory notes immediately become due and payable. On October 11, 2016, the lender assigned a total of $75,000 of promissory notes payable to two third-party lenders.

(iii)	During the year ended May 31, 2017, the lender assigned a total of $21,000 of promissory notes payable to a third-party lender and the Company agreed to add conversion rights (Notes 6(y)). During the year ended May 31, 2017, a total of $16,200 was converted to shares of common stock. Upon entering into the Debt Conversion Agreement, the terms of the note were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized.

(iv)	During the six months ended November 30, 2017, the Company entered into Promissory Note Addendum Agreements to add conversion rights to notes payable of $42,750 (Note 5(j)), $98,388 (Note 5(l)), and $11,000 (Note 5(m)), whereby the principal and accrued interest of each note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized between the Company and the holder within 48 hours of the conversion request.

(v)	During the six months ended November 30, 2017, the lender assigned a total of $65,000 of promissory notes payable to a third-party lender and the Company agreed to add conversion rights (Notes 6(f), 6(g) and 6(h)). During the six months ended November 30, 2017, a total of $27,940 was converted to shares of common stock.

As of November 30, 2017 and May 31, 2017, $64,528 and $124,000 of notes payable were in default, respectively. At November 30, 2017 and May 31, 2017, the Company owed accrued interest on notes payable of $18,960 and $28,975, respectively.

6.	Convertible Notes Payable

Convertible notes payable consisted of the following:

	Original Issuance Date	Maturity Date	Current Interest Rate (Per Annum)	Principal Outstanding as at November 30, 2017	Principal Outstanding as at May 31, 2017	Carrying Value as at November 30, 2017		Carrying Value as at May 31, 2017

a)	December 22, 2011	Due 60 days following demand	10%	$4,000	$4,000	$4,000	(i)	$4,000
b)	December 22, 2011	Due 60 days following demand	10%	1,177	1,177	1,177	(ii)	1,177
c)	October 23, 2012	Due 60 days following demand	10%	1,000	1,000	1,000	(iii)	1,000
d)	April 12, 2013	Due on demand	16%	7,000	7,000	7,000	(iv)	7,000
e)	May 9, 2014	May 9, 2015	8%	6,825	6,825	6,825	(v)	6,825
f)	May 19, 2014	May 19, 2015	8%	30,359	–	30,361	(vi)	–
g)	August 18, 2014	August 18, 2015	8%	25,426	–	25,426	(vi)	–
h)	August 25, 2014	August 25, 2015	8%	5,100	–	5,100	(iv)	–
i)	March 16, 2015	March 16, 2016	8%	1,325	1,325	1,325	(vi)	1,325
j)	July 19, 2016	April 19, 2017	24%	–	5,266	–		5,266
k)	August 25, 2016	August 25, 2017	8%	10,000	10,000	10,000	(iv)	10,000
l)	October 1, 2016	Due on demand	0%	73,388	–	73,388	(iv)	–
m)	November 1, 2016	November 1, 2017	8%	12,500	–	12,500	(iv)	–
n)	December 1, 2016	Due on demand	0%	10,000	–	10,000	(iv)	–
o)	January 13, 2017	January 13, 2018	8%	7,500	–	7,500	(iv)	–
p)	January 17, 2017	January 17, 2018	8%	5,000	–	5,000	(iv)	–
q)	January 25, 2017	January 25, 2018	8%	5,000	–	5,000	(iv)	–
r)	January 31, 2017	January 31, 2018	8%	–	50,000	–		12,545
s)	February 10, 2017	November 10, 2017	18%	10,000	69,500	10,000	(vii)	18,605
t)	February 21, 2017	February 21, 2018	8%	5,750	–	5,750	(iv)	–
u)	March 1, 2017	Due on demand	0%	15,000	–	15,000	(iv)	–
v)	March 30, 2017	March 30, 2018	12%	39,250	52,250	22,703	(viii)	7,610
w)	May 1, 2017	March 30, 2018	12%	29,150	29,150	15,318	(viii)	5,984
x)	May 3, 2017	May 3, 2018	8%	7,000	–	7,000	(iv)	–
y)	May 5, 2017	Due on demand	0%	4,800	4,800	4,800	(ix)	4,800
z)	May 8, 2017	May 8, 2018	8%	11,000	–	11,000	(iv)	–
aa)	June 5, 2017	March 30, 2018	12%	29,150	–	14,077	(viii)	–
bb)	July 3, 2017	July 3, 2018	8%	7,500	–	7,500	(iv)	–
dd)	July 25, 2017	March 30, 2018	12%	58,300	–	24,814	(viii)	–
ee)	July 26, 2017	July 26, 2018	12%	29,150	–	12,366	(viii)	–
ff)	August 22, 2017	August 22, 2018	8%	5,000	–	5,000	(iv)	–
gg)	August 29, 2017	March 30, 2018	12%	29,150	–	10,542	(viii)	–
hh)	August 31, 2017	August 31, 2018	8%	10,000	–	10,000	(iv)	–
ii)	September 1, 2017	Due on demand	0%	30,000	–	30,000	(iv)	–
jj)	September 12, 2017	March 30, 2018	12%	29,150	–	9,952	(viii)	–
kk)	September 22, 2017	September 22, 2018	8%	15,000	–	15,000	(iv)	–
ll)	October 17, 2017	March 30, 2018	12%	29,150	–	8,378	(viii)	–
mm)	October 31, 2017	October 31, 2018	8%	5,000	–	5,000	(iv)	–
nn)	November 1, 2017	March 30, 2018	12%	29,150	–	7,508	(viii)	–

				$633,250	$242,293	$457,310		$86,137

(i)	The notes are convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at $0.01 per share.

(ii)	The notes are convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock of the Company’s subsidiary at $0.01 per share.

(iii)	The note is convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at $0.001 per share

(iv)	The note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder within 48 hours of the conversion request.

(v)	The note is convertible into shares of common stock at a conversion price equal to $0.0174 per share.

(vi)	The note is convertible into shares of common stock at a conversion price equal to $0.0127 per share.

(vii)	The Convertible Promissory Note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty-five prior trading days ending on the last complete trading day prior to the conversion date. If at any time while the note is outstanding the lowest trading price of the Company’s common stock is equal to or lower than $30 per share, then an additional 10% discount shall be factored into the conversion price until the note is no longer outstanding. In addition, at any time the trading price of the Company’s common stock is equal to or lower than $10 per share, an additional $10,000 shall be immediately added to the balance of the note. The embedded conversion option qualifies for derivative accounting and bifurcation. See Note 7.

(viii)	The note is convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the lowest trading prices of the common stock for the twenty days, including the day upon which a notice of conversion is received by the Company, prior to conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. See Note 7.

(ix)	The note is convertible into shares of common stock at a conversion price equal to $0.225 per share.

At November 30, 2017 and May 31, 2017, the Company owed accrued interest on convertible notes payable of approximately $49,000 and $35,000 respectively. As of November 30, 2017, the Company had approximately $148,000 convertible notes payable was in default.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	Six Months Ended November 30, 2017	Six Months Ended November 30, 2016

Balance at the beginning of the period	596,743	$–

Addition of new derivative liabilities	450,789	170,621
Change due to conversion of debt	(947,975)	–
Change in fair value of embedded conversion option	701,845	(19,229)

Balance at the end of the period	801,402	$151,392

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	241% - 302%	1.08% - 1.30%	0%	0.41-0.82
At November 30, 2017	319% - 320%	1.27%	0%	0.25-0.33

8.	Common Stock

During the six months ended November 30, 2017, the Company issued 8,561,303 shares of common stock in aggregate pursuant to the conversion of $155,706 of convertible notes payable, $947,975 of related derivative liabilities from embedded conversion feature, $3,596 of accrued interest and $2,500 of share transfer fees upon conversion. The Company recognized gain from settlement of debt of $16,536 for the six months ended November 30, 2017.

During the six months ended November 30, 2017, the Company issued 2,205,000 shares of common stock in aggregate pursuant to the conversion of 110,250 shares of Series A preferred stock.

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

On November 2, 2016, the Company and the President amended the Management Service Agreement. As amended, the Company agreed to pay $84,000 per year and to issue an aggregate of 900,000 shares of the Company’s Series D convertible preferred stock, which shall vest in increments upon the achievement by the Company of the milestones set forth in the Amended and Restated Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. In addition, the Company agreed to pay a signing bonus of $31,200, convertible or payable into shares of common stock at $0.001 per share. The Company also agreed to determine a commission structure within 90 days of the agreement, and shall reimburse the President for a health insurance plan beginning January 1, 2017. The term of the amendment agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. As of November 30, 2017, the Company had issued 100,000 shares of the Company’s Series D convertible preferred stock. The executive continues to work on achieving milestones.

On June 4, 2015, the Company entered into service agreements with four third parties. In consideration for services rendered, the Company agreed to pay an aggregate $96,000 per year and issue an aggregate 4,000,000 shares of the Company’s Series D convertible preferred stock, of which 400,000 shares were issued upon the execution of the agreements and the remaining 3,600,000 shares shall vest in increments upon the achievement by the Company of the milestones set forth in the agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing. As of November 30, 2017, the Company had issued 400,000 shares of the Company’s Series D convertible preferred stock. The third parties continue to work on achieving milestones.

On June 11, 2015, the Company entered into a Services Agreement with a third party. In consideration for services rendered, the Company agreed to pay a $60,000 annual fee and issue 500,000 shares of the Company’s Series D convertible preferred stock, of which 50,000 shares were issued upon the execution of the Services Agreement, and the remaining 450,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. As of November 30, 2017, the Company had issued 50,000 shares of the Company’s Series D convertible preferred stock. The third party continues to work on achieving milestones.

On June 11, 2015, the Company entered into Services Agreements with two third parties. In consideration for these services, the Company agreed to issue an aggregate 600,000 shares of the Company’s Series D convertible preferred stock, of which 60,000 shares were issued upon the execution of the Services Agreements, and the remaining 540,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing. As of November 30, 2017, the Company had issued 60,000 shares of the Company’s Series D convertible preferred stock. The third parties continue to work on achieving milestones.

On November 1, 2016, the Company entered into a Management Services Agreement with the Chief Operating Officer of the Company. In consideration for his services, the Company agreed to pay $84,000 per year and commission of 3% of all gross sales and issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The Company also agreed to reimburse the Chief Operating Officer for a health insurance plan beginning January 1, 2017. The term of the Management Services Agreement is for six months, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. As of November 30, 2017, the Company had issued 100,000 shares of the Company’s Series D convertible preferred stock. The executive continues to work on achieving milestones.

11.	Concentrations

The Company’s revenues were concentrated among four customers for the six months ended November 30, 2017, and three customers for the six months ended November 30, 2016:

Customer	Revenue for the Six Months Ended November 30, 2017	Revenue for the Six Months Ended November 30, 2016

1	18%	58%
2	13%	19%
3	11%	11%
4	10%	*

The Company’s receivables were concentrated among three customers as at November 30, 2017, and two customers as at May 31, 2017:

Customer	Receivables as at November 30, 2017	Receivables as at May 31, 2017

1	29%	67%
2	18%	11%
3	11%	*

* not greater than 10%

12.	Subsequent Events

a)	Conversions of convertible notes payable

In December 2017 and January 2018, the Company issued 24,311,412 shares of common stock in aggregate pursuant to the conversion of approximately $63,000 of convertible notes payable.

b)	Issuances of notes payable

On January 4, 2018, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $14,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

c)	Other Agreements

On December 13, 2017, a lender of the Company assigned a $5,000 note payable to a third-party lender. On December 14, 2017, the Company entered into a Debt Conversion Agreement with the third-party lender, whereby $2,500 of the loan principal became convertible into Series D convertible preferred stock of the Company at a conversion price equal to $0.001 per share.

On December 14, 2017, the Company entered into a Debt Conversion Agreement with a third-party lender, whereby $2,000 of the loan principal became convertible into 2,000,000 shares of Series D convertible preferred stock of the Company.

On December 15, 2017, the Company entered into an Amendment to Debt Conversion Agreement with a third-party lender, whereby $3,912 of the loan principal became convertible into 3,911,550 shares of Series D convertible preferred stock of the Company.

On December 15, 2017, the Company entered into an Amendment to Debt Conversion Agreement with a third-party lender, whereby $3,000 of the loan principal became convertible into 3,000,000 shares of Series D convertible preferred stock of the Company.

d)	Other issuances

On December 14, 2017, the Company issued 8,133,050 shares of Series C Convertible Preferred stock to the President of the Company to settle payable to the President of $8,133.

On December 15, 2017, the Company issued 97,596,600 shares of common stock to the President of the Company pursuant to the conversion of 8,133,050 shares of Series C preferred stock.

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

Overview

Located in Jericho, New York, the Company provides bio-remediation products for septic tanks, drains and pipes, grease traps, lift and pump stations, sewers, ponds, lakes, lagoons, farms, car washes, portable sanitation facilities, boats, RVs, and wastewater treatment facilities. We provide a suite of tablet-based products that can be added to waste systems. The active ingredients in our tablets oxygenate wastewater, remove hydrogen sulfide odors, prevent corrosion in wastewater systems and initiate aerobic biological breakdown of organic solids, waste, as well as fats, oils and grease. The tablets are non-hazardous, environmentally friendly and biodegradable. .. The product is simple to use directly by the end consumer or commercial customer.

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

Results of Operations

Three Months Ended November 30, 2017 Compared to the Three Months Ended November 30, 2016

The following table presents the Company’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Three-Month Period Ended
	November 30, 2017		November 30, 2016
	$	% of Revenue	$	% of Revenue

Revenue	$28,583	100%	$5,915	100%
Cost of sales	(5,466)	19%	(4,922)	83%
Gross profit	23,117	81%	993	17%

Operating expenses:
General and administrative	78,288	274%	279,205	4,720%
Research & Development	-	-%	-
Professional fees	192,228	673%	132,520	2,240%
Total Expenses	270,516	946%	411,725	6,961%

Net loss before other expenses:	(247,399)	(866)%	(410,732)	(6,944)%

Other income (expenses):

Interest expense	(267,821)	(937)%	(188,646)	(3,189)%
Gain (loss) on settlement of debt	19,449	68%	-
Change in fair value of derivative liabilities	(343,418)	(1,201)%	104,118	1,760%

Net loss	$(839,189)	(2,936)%	$(495,260)	(8,373)%

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Three-Month Period Ended
	November 30, 2017	November 30, 2016	% Change

Revenue	$28,583	$5,915	383.23%

Our revenue increased by $22,668, or 383.23%, for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016. The increase is attributed to increased marketing efforts.

Costs and Expenses

Costs of Sales

	Three-Month Period Ended
	November 30, 2017	November 30, 2016	% Change

Cost of Sales	$5,466	$4,922	11.05%

Our costs of sales increased $544, or 11.05%, for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016. The increase is mainly due to increase in sales.

Operating Expenses

	Three-Month Period Ended
	November 30, 2017	November 30, 2016	% Change

Operating Expenses	$270,516	$411,725	(34.30)%

Our operating expenses decreased 141,209, or 34.30%, for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016. The decrease is mainly due to the decrease in stock-based compensation and partially offset by the increase in professional fees.

Other Income (Expenses)

	Three-Month Period Ended
	November 30, 2017	November 30, 2016	% Change

Interest Expense	$(267,821)	$(188,646)	41.97%
Gain on settlement of debt	$19,449	$-	100.00%
Change in fair value of derivative liabilities	$(343,418)	$104,118	(429.84)%

Our interest expense increased $79,175, or 41.97%, for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016. The increase is attributable to the issuance of additional promissory notes to finance operations, some of which included debt discounts which are amortized to interest expense each period.

Our loss from change in fair value of derivative liabilities increased $447,536, or 429.84%, for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016. The derivative liabilities are affected by factors including the Company’s stock price that are subject to significant fluctuations and are not under the Company’s control.

Six Months Ended November 30, 2017 Compared to the Six Months Ended November 30, 2016

The following table presents the Company’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Six-Month Period Ended
	November 30, 2017		November 30, 2016
	$	% of Revenue	$	% of Revenue

Revenue:	$45,861	100%	$9,387	100%
Cost of sales:	(17,301)	38%	(6,696)	71%
Gross profit	28,560	62%	2,691	29%

Operating expenses:
General and administrative	191,645	418%	294,667	3,139%
Research & Development	5,654	12%	-
Professional fees	309,347	675%	258,156	2,750%
Total Expenses	506,646	1,105%	552,823	5,889%

Net loss before other expenses:	(478,086)	(1,042)%	(550,132)	(5,861)%

Other income (expenses):

Interest expense	(575,342)	(1,255)%	(226,441)	(2,412)%
Gain (loss) on settlement of debt	16,536	36%	-
Change in fair value of derivative liabilities	(701,845)	(1,530)%	19,229	205%

Net loss	$(1,738,737)	(3,791)%	$(757,344)	(8,068)%

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Six-Month Period Ended
	November 30, 2017	November 30, 2016	% Change

Revenue	$45,861	$9,387	388.56%

Our revenue increased by $36,474, or 388.56%, for the six months ended November 30, 2017 as compared to the six months ended November 30, 2016. The increase is attributed to increased marketing efforts.

Costs and Expenses

Costs of Sales

	Six-Month Period Ended
	November 30, 2017	November 30, 2016	% Change

Cost of Sales	$17,301	$6,696	158.38%

Our costs of sales increased $10,605, or 158.38%, for the six months ended November 30, 2017 as compared to the six months ended November 30, 2016. The increase is mainly due to increase in sales.

Operating Expenses

	Six-Month Period Ended
	November 30, 2017	November 30, 2016	% Change

Operating Expenses	$506,646	$552,823	(8.35)%

Our operating expenses decreased 46,177, or 8.35%, for the six months ended November 30, 2017 as compared to the six months ended November 30, 2016. The decrease is mainly due to the decrease in stock-based compensation and partially offset by the increase in professional fees.

Other Income (Expenses)

	Six-Month Period Ended
	November 30, 2017	November 30, 2016	% Change

Interest Expense	$(575,342)	$(226,441)	154.08%
Gain on settlement of debt	$16,536	$-	100.00%
Change in fair value of derivative liabilities	$(701,845)	$19,229	3,749.93%

Our interest expense increased $348,901, or 154.08%, for the six months ended November 30, 2017 as compared to the six months ended November 30, 2016. The increase is attributable to the issuance of additional promissory notes to finance operations, some of which included debt discounts which are amortized to interest expense each period.

Our loss from change in fair value of derivative liabilities increased $721,074, or 3,749.93%, for the six months ended November 30, 2017 as compared to the six months ended November 30, 2016.

The derivative liabilities are affected by factors including the Company’s stock price that are subject to significant fluctuations and are not under the Company’s control.

Financial Condition, Liquidity and Capital Resources

At November 30, 2017, we had $11,990 in cash on hand and an accumulated deficit of $4,302,098. We had $45,861 in revenues for the six-month period ended November 30, 2017. For the six months ended November 30, 2017, we had net cash used in operating activities of $349,801 and net cash provided from financing activities of $358,434. Our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern in their report for the fiscal year ended May 31, 2017,

Since inception, we have financed our operations primarily through the issuance of notes payable and convertible notes payable and the issuances and sales of equity securities for cash consideration.

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

Working Capital

As of November 30, 2017, we had a working capital deficit of $2,301,723 and an accumulated deficit of $4,302,098. There is substantial doubt that we can continue as a going concern.

At November 30, 2017, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $117,432. The amount is unsecured, non-interest bearing and due on demand.

At November 30, 2017, the Company was indebted to the Chief Operating Officer of the Company for $7,000. The amount is unsecured, non-interest bearing and due on demand.

We do not believe our cash resources are sufficient to implement our current business plan, support operations and meet current obligations for the next 12 months. We expect that our working capital requirements will be funded over this period by a combination of revenue, issuances of promissory notes or private equity placements of our securities and, if available, shareholder loans. Our business plan does anticipate increases in operating expenses and capital expenditures over the next twelve months in relation to: (i) product development; (ii) research and development to enhance existing products and innovate new ones (iii) employee salaries and professional fees; and (iv) marketing expenses. The company expects to continue to realize cash flow from financing activities until such time as it can increase revenue to the point at which it can maintain operations and fund business growth.

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

	For the Six Months Ended
	November 30, 2017	November 30, 2016
Cash, beginning of period	$3,357	$4,220
Net cash used in operating activities	(349,801)	(122,714)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	358,434	120,762
Cash, end of period	$11,990	$2,268

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

Based upon that evaluation, our management has concluded that, as of November 30, 2017, our disclosure controls and procedures were not effective due to lack of a functioning audit committee, a majority of independent members and a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 31, 2017, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $5,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

Conversion of convertible notes payable

During June through August 2017, the Company issued 278,959 shares of common stock pursuant to the conversion of $75,604 of convertible notes payable.

In September and October 2017, the Company issued 2,469,740 shares of common stock in aggregate pursuant to the conversion of $59,344 of convertible notes payable.

In November 2017, the Company issued 4,442,131 shares of common stock in aggregate pursuant to the conversion of $40,940 of convertible notes payable.

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

Conversion of Series A Convertible Preferred Stock

In November 2017, the Company issued 420,000 shares of common stock pursuant to the conversion of 21,000 shares of Series A Convertible Preferred Stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Subsequent Events

Conversions of convertible notes payable

In December 2017 and January 2018, the Company issued 24,311,412 shares of common stock in aggregate pursuant to the conversion of approximately $63,000 of convertible notes payable.

Issuances of notes payable

On January 4, 2018, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $14,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

Other Agreements

On December 13, 2017, a lender of the Company assigned a $5,000 note payable to a third-party lender. On December 14, 2017, the Company entered into a Debt Conversion Agreement with the third-party lender, whereby $2,500 of the loan principal became convertible into Series D convertible preferred stock of the Company at a conversion price equal to $0.001 per share.

On December 14, 2017, the Company entered into a Debt Conversion Agreement with a third-party lender, whereby $2,000 of the loan principal became convertible into 2,000,000 shares of Series D convertible preferred stock of the Company.

On December 15, 2017, the Company entered into an Amendment to Debt Conversion Agreement with a third-party lender, whereby $3,912 of the loan principal became convertible into 3,911,550 shares of Series D convertible preferred stock of the Company.

On December 15, 2017, the Company entered into an Amendment to Debt Conversion Agreement with a third-party lender, whereby $3,000 of the loan principal became convertible into 3,000,000 shares of Series D convertible preferred stock of the Company.

Other issuances

On December 14, 2017, the Company issued 8,133,050 shares of Series C Convertible Preferred stock to the President of the Company to settle payable to the President of $8,133. On December 15, 2017, the Company issued 97,596,600 shares of common stock to the President of the Company pursuant to the conversion of 8,133,050 shares of Series C preferred stock.

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

Date: January 16, 2018	By:	/s/ JOEL FALITZ
	Name:	Joel Falitz
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

