Form 10-Q
period 2018-02-28
ECOSCIENCES, INC.
filed 2018-04-17
CIK 1493174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2018

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer”, “smaller reporting company”, and “emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of April 16, 2018, there were 251,808,027 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

2

Ecosciences, Inc.

Consolidated Financial Statements

(Unaudited)

3

Ecosciences, Inc.

Consolidated Balance Sheets

As of February 28, 2018 and May 31, 2017

(Unaudited)

	February 28, 2018	May 31, 2017

ASSETS

Current Assets

Cash	$110,721	$3,357
Accounts receivable, net of allowance of $2,600 and $379, respectively	8,313	6,967
Inventory	13,120	3,256
Prepaid expenses	–	29,700

Total Assets	$132,154	$43,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$302,023	$258,949
Accrued liabilities	557,625	447,140
Due to related parties	119,466	93,598
Notes payable	119,528	300,666
Convertible notes payable, net of discount	562,411	86,137
Derivative liabilities	704,948	596,743

Total Liabilities	2,366,001	1,783,233

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized, $0.0001 par value;
Series A Redeemable and Convertible Preferred Stock: 3,000,000 shares authorized; 1,358,380 and 1,593,630 shares issued and outstanding, respectively	136	160
Series B Preferred Stock: 200,000 shares authorized, issued and outstanding	20	20
Series C Redeemable and Convertible Preferred Stock: 10,000,000 shares authorized; 4,700,000 shares issued and outstanding	470	470
Series D Convertible Preferred Stock: 10,000,000 shares authorized; 5,033,290 and 710,000 shares issued and outstanding, respectively	503	71
Common Stock 1,950,000,000 shares authorized, $0.0001 par value; 221,555,127 shares and 48,075,065 issued and outstanding, respectively	22,156	4,808
Additional paid-in capital	2,829,395	817,879
Accumulated deficit	(5,086,527)	(2,563,361)

Total Stockholders’ Deficit	(2,233,847)	(1,739,953)

Total Liabilities and Stockholders’ Deficit	$132,154	$43,280

See accompanying notes to the unaudited financial statements.

Ecosciences, Inc.

Consolidated Statements of Operations

For the Three and Nine Months Ended February 28, 2018 and 2017

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

Revenues	$21,160	$4,836	$67,021	$14,223
Cost of revenues	(5,320)	(954)	(22,621)	(7,650)

Gross Profit	15,840	3,882	44,400	6,573

Operating Expenses:
General and administrative	71,448	53,879	263,093	348,546
Professional fees	138,053	102,714	447,400	360,870
Research and development	2,532	–	8,186	–

Total Operating Expenses	212,033	156,593	718,679	709,416

Loss from Operations	(196,193)	(152,711)	(674,279)	(702,843)

Other Income (Expenses):
Interest expense	(1,264,596)	(208,822)	(1,839,938)	(435,263)
Gain on settlement of debt	4,931	–	21,467	–
Loss on settlement of related party debt	(274,895)	–	(274,895)	–
Change in fair value of derivative liabilities	946,324	79,207	244,479	98,436

Net Loss	$(784,429)	$(282,326)	$(2,523,166)	$(1,039,670)

Loss Per Common Share – Basic and Diluted	$(0.00)	$(15.94)	$(0.03)	$(79.09)
Weighted-average Common Shares Outstanding – Basic and Diluted	165,904,460	17,708	88,962,303	13,146

See accompanying notes to the unaudited financial statements.

Ecosciences, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended February 28, 2018 and 2017

(Unaudited)

	Nine Months Ended February 28, 2018	Nine Months Ended February 28, 2017

Cash Flows from Operating Activities

Net loss	$(2,523,166)	$(1,039,670)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	473,341	101,971
Interest expense on derivative liability that exceeds notes payable	1,323,824	287,924
Change in fair value of derivative liabilities	(244,479)	(98,436)
Gain on settlement of debt	(21,467)	–
Loss on settlement of related party debt	274,895	–
Shares issued for fees upon conversion of convertible debt	2,500	–
Stock-based compensation	–	252,260
Changes in operating assets and liabilities:
Accounts receivable	(1,346)	–
Inventory	(9,864)	(6,388)
Prepaid expenses	29,700	(1,729)
Accounts payable	43,074	106,732
Accrued liabilities	155,501	163,300

Net Cash Used in Operating Activities	(497,487)	(234,036)

Cash Flows from Financing Activities

Advances from related party, net	34,001	47,815
Proceeds from notes payable	55,100	48,250
Payment of notes payable	–	(41,068)
Proceeds from convertible notes payable	515,750	189,000

Net Cash Provided by Financing Activities	604,851	243,997

Change in Cash	107,364	9,961

Cash - Beginning of Period	3,357	4,220

Cash - End of Period	$110,721	$14,181

Supplemental Disclosures of Cash Flow Information:

Interest paid	$–	$332
Income taxes paid	$–	$–

Non-Cash Investing and Financing Activities:

Common shares issued to settle convertible debt and accrued interest	$1,624,960	$123,484
Preferred shares issued upon conversions of convertible notes payable	$7,403	$–
Conversion of preferred stock to common stock	$13,311	$–
Recognition of derivative liabilities from embedded conversion feature	$392,000	$–
Reclassification of notes payable and accrued interest to convertible notes payable	$240,963	$–

See accompanying notes to the unaudited financial statements.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

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

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has not generated significant earnings. As of February 28, 2018, the Company has accumulated losses of $5,086,527 and a working capital deficit of $2,233,847. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Inventory

Inventory consists of the following:

	February 28, 2018	May 31, 2017

Raw Materials	$-	$22
Finished Goods	12,776	3,187
Packaging Supplies	344	47

Total	$13,120	$3,256

4.	Related Party Transactions

a)	During the nine months ended February 28, 2018 and 2017, the Company incurred management services fees of $63,000 and $284,360, respectively, to the President of the Company.

b)	During the nine months ended February 28, 2018 and 2017, the Company incurred management services fees of $65,333 and $36,900, respectively, to the Chief Operating Officer of the Company.

c)	During the nine months ended February 28, 2018 and 2017, the Company incurred rent fees of $6,750 and $3,000, respectively, to a company controlled by the President of the Company.

d)	At February 28, 2018, and May 31, 2017, the Company was indebted to the President of the Company and a company controlled by the President of the Company for $119,466 and $83,098, respectively. The amount is unsecured, non-interest bearing and due on demand.

e)	At February 28, 2018, and May 31, 2017, the Company was indebted to the Chief Operating Officer of the Company for $nil and $10,500, respectively. The amount is unsecured, non-interest bearing and due on demand.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

5.	Notes Payable

Notes payable consist of the following:		February 28, 2018		May 31, 2017

a)	Notes payable that are unsecured, non-guaranteed, non-interest bearing and due on demand.	$5,528		$5,528
b)	Note payable which is unsecured, non-guaranteed, and non-interest bearing. The note was due on February 12, 2014.	8,000		8,000
c)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum and 16% when in default. The note is due 60 days following demand.	13,000		13,000
d)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes were due from May 2015 to August 2015.	–	(i)	65,000	(i)
e)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note was due on August 26, 2015.	2,500		2,500
f)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes were due in May 2016 ($12,000) and October 2016 ($20,000).	32,000	(ii)	46,000
g)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due on July 15, 2016.	1,300		1,300
h)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due on August 1, 2016.	1,000		1,000
i)	Note payable which is unsecured, non-guaranteed, and bears interest at 10% per annum. The note was due on August 12, 2016.	1,200		1,200
j)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The notes are due from November 2017 to April 2018.	–	(iii)	42,750
k)	Notes payable which are unsecured, non-guaranteed, and bear interest at 8% per annum. The note was due on January 2018.	5,000		5,000
l)	Notes payable which are unsecured, non-guaranteed, and non-interest bearing. The notes are due on demand.	–	(iii)	98,388
m)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due on May 8, 2018.	–	(iii)	11,000
n)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due on June 1, 2018.	25,000		–
o)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due on April 23, 2018.	5,000		–
p)	Note payable which is unsecured, non-guaranteed, and bears interest at 8% per annum. The note is due on November 23, 2018.	20,000		–

		$119,528		$300,666

i)

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

During the nine months ended February 28, 2018, the lender assigned a total of $65,000 of promissory notes payable and accrued expense of $18,725 to a third-party lender. The Company agreed to add conversion rights (Notes 6(f) and 6(g)). During the nine months ended February 28, 2018, a total of $27,940 was converted to shares of common stock.

ii)	In September 2017, the Company agreed to add conversion rights to notes payable of $14,000, whereby the principal and accrued interest of each note is convertible into shares of common or preferred stock at 0.0127. Upon entering into the Debt Conversion Agreement, the terms of the note were determined to be substantially different and debt extinguishment accounting under ASC 470-50 Modifications and Extinguishments was required. There was no difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. As a result, there was no gain or loss on extinguishment of debt recognized. The Company recognized debt discount of $14,000 from beneficial conversion feature. The $14,000 convertible notes payable was converted into 1,148,631 shares of common stock in December 2017.

iii)	During the nine months ended February 28, 2018, the Company entered into Promissory Note Addendum Agreements to add conversion rights to notes payable of $42,750 (Note 6 (m), (o), (p), (t), (x)), $98,388 (Note 6 (l), (n), (u)), and $11,000 (Note 6(z)), whereby the principal and accrued interest of each note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized between the Company and the holder within 48 hours of the conversion request.

As of February 28, 2018, $69,528 and $124,000 of notes payable were in default, respectively. At February 28, 2018 and May 31, 2017, the Company owed accrued interest on notes payable of $17,420 and $28,975, respectively.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

6.	Convertible Notes Payable

Convertible notes payable consist of the following:

	Original Issuance Date	Maturity Date	Interest Rate (Per Annum)	Principal Outstanding as at February 28, 2018	Principal Outstanding as at May 31, 2017	Carrying Value as at February 28, 2018		Carrying Value as at May 31, 2017

a)	December 22, 2011	Due 60 days following demand	10%	$4,000	$4,000	$4,000	(i)	$4,000
b)	December 22, 2011	Due 60 days following demand	10%	1,177	1,177	1,177	(ii)	1,177
c)	October 23, 2012	Due 60 days following demand	10%	1,000	1,000	1,000	(iii)	1,000
d)	April 12, 2013	Due on demand	16%	7,000	7,000	7,000	(v)	7,000
e)	May 9, 2014	May 9, 2015	8%	–	6,825	–		6,825
f)	May 19, 2014	May 19, 2015	8%	30,359	–	30,359	(vi)	–
g)	August 18, 2014	August 18, 2015	8%	25,426	–	25,426	(vi)	–
h)	August 25, 2014	August 25, 2015	8%	5,100	–	5,100	(iv)	–
i)	March 16, 2015	March 16, 2016	8%	1,325	1,325	1,325	(vi)	1,325
j)	July 19, 2016	April 19, 2017	12%	–	5,266	–		5,266
k)	August 25, 2016	August 25, 2017	8%	10,000	10,000	10,000	(iv)	10,000
l)	October 1, 2016	Due on demand	0%	73,388	–	73,388	(iv)	–
m)	November 1, 2016	November 1, 2017	8%	10,500	–	10,500	(iv)	–
n)	December 1, 2016	Due on demand	0%	10,000	–	10,000	(iv)	–
o)	January 13, 2017	January 13, 2018	8%	7,500	–	7,500	(iv)	–
p)	January 17, 2017	January 17, 2018	8%	5,000	–	5,000	(iv)	–
r)	January 31, 2017	January 31, 2018	8%	–	50,000	–		3,901
s)	February 10, 2017	November 10, 2017	8%	–	69,500	–	(x)	27,249
t)	February 21, 2017	February 21, 2018	8%	5,750	–	5,750	(iv)	–
u)	March 1, 2017	Due on demand	0%	15,000	–	15,000	(iv)	–
v)	March 30, 2017	March 30, 2018	12%	–	52,250	–		7,610
w)	May 1, 2017	March 30, 2018	12%	–	29,150	–		5,984
x)	May 3, 2017	May 3, 2018	8%	7,000	–	7,000	(iv)	–
y)	May 5, 2017	Due on demand	0%	4,800	4,800	4,800	(ix)	4,800
z)	May 8, 2017	May 8, 2018	8%	11,000	–	11,000	(iv)	–
aa)	June 5, 2017	March 30, 2018	12%	29,150	–	23,728	(viii)	–
bb)	July 3, 2017	July 3, 2018	8%	7,500	–	7,500	(iv)	–
cc)	July 25, 2017	March 30, 2018	12%	58,300	–	45,582	(viii)	–
dd)	July 26, 2017	July 26, 2018	12%	29,150	–	22,767	(viii)	–
ee)	August 22, 2017	August 22, 2018	8%	5,000	–	5,000	(iv)	–
ff)	August 29, 2017	March 30, 2018	12%	29,150	–	21,599	(viii)	–
gg)	August 31, 2017	August 31, 2018	8%	10,000	–	10,000	(iv)	–
hh)	September 1, 2017	Due on demand	0%	30,000	–	30,000	(iv)	–
ii)	September 12, 2017	March 30, 2018	12%	29,150	–	21,182	(viii)	–
jj)	September 22, 2017	September 22, 2018	8%	15,000	–	15,000	(iv)	–
kk)	October 17, 2017	March 30, 2018	12%	29,150	–	19,957	(viii)	–
ll)	October 31, 2017	October 31, 2018	8%	5,000	–	5,000	(iv)	–
mm)	November 1, 2017	March 30, 2018	12%	29,150	–	19,193	(viii)	–
nn)	January 4, 2018	January 4, 2019	8%	14,000	–	14,000	(iv)	–
oo)	January 11, 2018	July 26, 2018	12%	58,300	–	15,986	(viii)	–
pp)	January 12, 2018	January 12, 2019	8%	6,250	–	6,250	(iv)	–
qq)	February 2, 2018	February 2, 2019	8%	20,000	–	20,000	(iv)	–
rr)	February 15, 2018	February 15, 2019	8%	11,000	–	11,000	(iv)	–
ss)	February 27, 2018	February 27, 2019	12%	165,000	–	13,342	(viii)	–

				$815,575	$242,293	$562,411		$86,137

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

6.	Convertible Notes Payable (continued)

i)	The notes are convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at $0.01 per share.

ii)	The notes are convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at $0.01 per share. In addition, as a condition precedent to the right to convert the debt to common stock of the Company, the holder must purchase 3,000,000 shares of common stock of the Company’s subsidiary at $0.01 per share.

iii)	The note is convertible into shares of common stock of the Company’s subsidiary, Eco-logical Concepts, Inc., at $0.001 per share

iv)	The note is convertible into shares of common stock at a conversion price to be mutually finalized between the Company and the holder within 48 hours of the conversion request.

v)	The note is convertible into shares of common stock at a conversion price equal to $0.0043 per share.

vi)	The note is convertible into shares of common stock at a conversion price equal to $0.0127 per share.

vii)	The Convertible Promissory Note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty-five prior trading days ending on the last complete trading day prior to the conversion date. If at any time while the note is outstanding the lowest trading price of the Company’s common stock is equal to or lower than $30 per share, then an additional 10% discount shall be factored into the conversion price until the note is no longer outstanding. In addition, at any time the trading price of the Company’s common stock is equal to or lower than $10 per share, additional $10,000 shall be immediately added to the balance of the note. See Note 7.

viii)	The note is convertible into shares of common stock at any time at a conversion price equal to 50% of the average of the lowest trading price of the common stock for the twenty days, including the day upon which a notice of conversion is received by the Company, prior to conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. See Note 7.

ix)	The note is convertible into shares of common stock at a conversion price equal to $0.225 per share.

During the nine months ended February 28, 2018, lenders converted approximately $244,931 convertible notes payable and the related accrued interest of $25,426 into 40,376,511 shares of common stock. The Company recognized $21,467 gain from settlement of debt upon conversion. See Note 8 (a).

During the nine months ended February 28, 2018, a lender converted approximately $7,000 convertible notes payable and the related accrued interest of $403 into 7,403,290 shares of Series D Preferred Stock. See Note 9 (c).

At February 28, 2018 and May 31, 2017, the Company owed accrued interest on convertible notes payable of approximately $45,000 and $35,000, respectively. As of February 28, 2018, the Company had approximately $103,000 of convertible notes payable in default.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	Nine Months Ended February 28, 2018	Nine Months Ended February 28, 2017

Balance at the beginning of the period	$596,743	$–

Addition of new derivative liabilities	1,715,824	359,571
Change due to conversion of debt	(1,363,140)	–
Change in fair value of embedded conversion option	(244,479)	(98,436)

Balance at the end of the period	$704,948	$261,135

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	241% - 363%	1.08% - 2.08%	0%	0.41 – 1.00
At February 28, 2018	242% - 396%	1.50% - 2.07%	0%	0.08 – 1.00

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

8.	Common Stock

a)	During the nine months ended February 28, 2018, the Company issued 40,376,511 shares of common stock in aggregate pursuant to the conversion of $244,931 of convertible notes payable, $1,363,140 of related derivative liabilities from embedded conversion feature, $25,427 of accrued interest and $2,500 of share transfer fees upon conversion. The Company recognized gain from settlement of debt of $21,467 for the nine months ended February 28, 2018.

b)	During the nine months ended February 28, 2018, the Company issued 4,705,000 shares of common stock in aggregate pursuant to the conversion of 235,250 shares of Series A preferred stock.

c)	During the nine months ended February 28, 2018, the Company issued 97,596,600 shares of common stock in aggregate pursuant to the conversion of 8,133,050 shares of Series C preferred stock.

d)	During the nine months ended February 28, 2018, the Company issued 30,800,000 shares of common stock in aggregate pursuant to the conversion of 3,080,000 shares of Series D preferred stock.

e)	On June 22, 2017, the Company issued 1,951 shares to a third party free of charge due to the round-up feature of the Company’s 1 for 10,000 reverse stock split completed on May 19, 2017.

9.	Preferred Stock

a)

Pursuant to the certificate of designation, the Company’s preferred stock may be converted into common stock based on the following ratio:

Series A Preferred stock – 1 to 20 share of common stock

Series B Preferred stock – Not convertible

Series C Preferred stock – 1 to 12 share of common stock

Series D Preferred stock – 1 to 10 share of common stock

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

b)	On December 14, 2017, the Company issued 8,133,050 shares of Series C Convertible Preferred stock with a fair value of $283,028 to the President of the Company to settle payable to the President of $8,133, resulting in a loss on settlement of related party debt of $274,895. The Company issued 97,596,600 shares of common stock on the same date pursuant to the conversion of 8,133,050 shares of Series C preferred stock. See note 8 (c).

c)	During the nine months ended February 28, 2018, the Company issued 7,403,290 shares of Series D Preferred stock in aggregate pursuant to the conversion of $7,000 of convertible notes payable, and $403 of accrued interest.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

10.	Commitments

a)	On June 4, 2015, the Company entered into a Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for his services, the Company agreed to pay $31,200 per year and to issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

On November 2, 2016, the Company and the President amended the Management Service Agreement. As amended, the Company agreed to pay $84,000 per year and to issue an aggregate of 900,000 shares of the Company’s Series D convertible preferred stock, which shall vest in increments upon the achievement by the Company of the milestones set forth in the Amended and Restated Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. In addition, the Company agreed to pay a signing bonus of $31,200, convertible or payable into shares of common stock at $0.001 per share. The Company also agreed to determine a commission structure within 90 days of the agreement, and shall reimburse the President for a health insurance plan beginning January 1, 2017. The term of the amendment agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. As of February 28, 2018, the Company had issued 100,000 shares of the Company’s Series D convertible preferred stock. The executive continues to work on achieving milestones.

b)	On June 4, 2015, the Company entered into service agreements with four third parties. In consideration for services rendered, the Company agreed to pay an aggregate $96,000 per year and issue an aggregate 4,000,000 shares of the Company’s Series D convertible preferred stock, of which 400,000 shares were issued upon the execution of the agreements and the remaining 3,600,000 shares shall vest in increments upon the achievement by the Company of the milestones set forth in the agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing. As of February 28, 2018, the Company had issued 400,000 shares of the Company’s Series D convertible preferred stock. The third parties continue to work on achieving milestones.

c)	On June 11, 2015, the Company entered into a Services Agreement with a third party. In consideration for services rendered, the Company agreed to pay $60,000 annual fee and issue 500,000 shares of the Company’s Series D convertible preferred stock, of which 50,000 shares were issued upon the execution of the Services Agreement, and the remaining 450,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. As of February 28, 2018, the Company had issued 50,000 shares of the Company’s Series D convertible preferred stock. The third party continues to work on achieving milestones.

d)	On June 11, 2015, the Company entered into Services Agreements with two third parties. In consideration for these services, the Company agreed to issue an aggregate 600,000 shares of the Company’s Series D convertible preferred stock, of which 60,000 shares were issued upon the execution of the Services Agreements, and the remaining 540,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Services Agreements, including the completion of product line expansion, and signing distributors nationally and internationally. The terms of the Services Agreements are for one year, commencing on the date of the agreements, and are automatically renewable for successive one year terms unless mutually agreed to in writing. As of February 28, 2018, the Company had issued 60,000 shares of the Company’s Series D convertible preferred stock. The third parties continue to work on achieving milestones.

Ecosciences, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

10.	Commitments (continued)

e)	On November 1, 2016, the Company entered into a Management Services Agreement with the Chief Operating Officer of the Company. In consideration for his services, the Company agreed to pay $84,000 per year and commission of 3% of all gross sales and issue an aggregate of 1,000,000 shares of the Company’s Series D convertible preferred stock, of which 100,000 shares were issued upon the execution of the Management Services Agreement, and the remaining 900,000 shares of which shall vest in increments upon the achievement by the Company of the milestones set forth in the Management Services Agreement, including the completion of product line expansion, and signing distributors nationally and internationally. The Company also agreed to reimburse the Chief Operating Officer for a health insurance plan beginning January 1, 2017. The term of the Management Services Agreement is for six months, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing. As of February 28, 2018, the Company had issued 100,000 shares of the Company’s Series D convertible preferred stock. The executive continues to work on achieving milestones.

11.	Concentrations

The Company’s revenues were concentrated among three customers for the nine months ended February 28, 2018, and 2017:

Customer	Revenue for the Nine Months Ended February 28, 2018	Revenue for the Nine Months Ended February 28, 2017

1	16%	52%
2	12%	16%
3	12%	10%

The Company’s receivables were concentrated among four customers as at February 28, 2018, and two customers as at May 31, 2017:

Customer	Receivables as at February 28, 2018	Receivables as at May 31, 2017

1	25%	67%
2	18%	11%
3	15%	*
4	12%	*

* not greater than 10%

12.	Subsequent Events

Conversions of convertible notes payable

In March 2018 and April 2018, the Company issued 6,980,733 shares of common stock in aggregate pursuant to the conversion of approximately $29,150 of convertible notes payable.

Issuances of notes payable

On March 1, 2018, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $4,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

On April 3, 2018, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $10,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

Other issuances

In March 2018 and April 2018, the Company issued 25,332,900 shares of common stock in aggregate pursuant to the conversion of approximately 2,533,290 of Series D convertible preferred stock.

In April 10, 2018, the Company received a conversion notice. The Company will convert 1,000,000 of Series D convertible preferred stock to 10,000,000 shares common shares. As of the issuance date of these financial statements, the common shares have not been issued.

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

Overview

Located in Jericho, New York, the Company provides bio-remediation products for septic tanks, drains and pipes, grease traps, lift and pump stations, sewers, ponds, lakes, lagoons, farms, car washes, portable sanitation facilities, boats, RVs, and wastewater treatment facilities. We provide a suite of tablet-based products that can be added to waste systems. The active ingredients in our tablets oxygenate wastewater, remove hydrogen sulfide odors, prevent corrosion in wastewater systems, and initiate aerobic biological breakdown of organic solids, waste, as well as fats, oils, and grease. The tablets are non-hazardous, environmentally friendly, and biodegradable. . The product is simple to use directly by the end consumer or commercial customer.

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

Results of Operations

Three Months Ended February 28, 2018 Compared to the Three Months Ended February, 28, 2017

The following table presents the Company’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Three-Month Period Ended
	February 28, 2018		February 28, 2017
	$	% of Revenue	$	% of Revenue

Revenues	$21,160	100%	$4,836	100%
Cost of revenues	(5,320)	25%	(954)	20%
Gross profit	15,840	75%	3,882	80%

Operating expenses:
General and administrative	71,448	338%	53,879	1,114%
Research and development	2,532	12%	-	-%
Professional fees	138,053	652%	102,714	2,124%
Total expenses	212,033	1,002%	156,593	3,238%

Net loss before other expenses:	(196,193)	(927)%	(152,711)	(3158)%

Other income (expenses):

Interest expense	(1,264,596)	(5,976)%	(208,822)	(4,318)%
Gain on settlement of debt	4,931	23%	-	-%
Loss on settlement of related party debt	(274,895)	(1,299)%	-	-%
Change in fair value of derivative liabilities	946,324	4,472%	79,207	1,638%

Net loss	$(784,429)	(3,707)%	$(282,326)	(5,838)%

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Three-Month Period Ended
	February 28, 2018	February 28, 2017	% Change

Revenue	$21,160	$4,836	338%

Our revenue increased by $16,324, or 338%, for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017. The increase is attributed to increased marketing efforts.

Costs and Expenses

Costs of Sales

	Three-Month Period Ended
	February 28, 2018	February 28, 2017	% Change

Cost of Sales	$5,320	$954	458%

Our costs of sales increased $4,366, or 458%, for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017. The increase is mainly due to increase in sales. The change in our gross margin is mainly because of the increase in purchase price of inventory.

Operating Expenses

	Three-Month Period Ended
	February 28, 2018	February 28, 2017	% Change

Operating Expenses	$212,033	$156,593	35%

Our operating expenses increased 55,440, or 35%, for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017. The increase is mainly due to the increase in marketing expenses.

Other Income (Expenses)

	Three-Month Period Ended
	February 28, 2018	February 28, 2017	% Change

Interest Expense	$(1,264,596)	$(208,822)	506%
Gain on settlement of debt	$4,931	$-	100%
Loss on settlement of related party debt	$(274,895)	$-	100%
Change in fair value of derivative liabilities	$946,324	$79,207	1,095%

Our interest expense increased $1,055,774, or 506%, for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017. The increase is attributable to the issuance of additional promissory notes and convertible notes payable to finance operations and the recognitions of interest expenses on derivative liabilities that exceed convertible notes payable at issuance of debts.

Our net loss from settlement of debt increased approximately $270,000 for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017. The increase is attributable to the issuance of preferred stock to settle accounts payable to our Chief Executive Officer.

Our gain from change in fair value of derivative liabilities increased $867,117, or 1,095%, for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017. The derivative liabilities are affected by factors including the Company’s stock price that are subject to significant fluctuations and are not under the Company’s control.

Nine Months Ended February 28, 2018 Compared to the Nine Months Ended February 28, 2017

The following table presents the Company’s results of operations for the periods indicated and as a percentage of total revenue. Historical results are not necessarily indicative of results for future periods.

	Nine-Month Period Ended
	February 28, 2018		February 28, 2017
	$	% of Revenue	$	% of Revenue

Revenues	$67,021	100%	$14,223	100%
Cost of revenues	(22,621)	34%	(7,650)	54%
Gross profit	44,400	66%	6,573	46%

Operating expenses:
General and administrative	263,093	393%	348,546	2,451%
Research and development	8,186	12%
Professional fees	447,400	668%	360,870	2,537%
Total Expenses	718,679	1,072%	709,416	4,988%

Net loss before other expenses:	(674,279)	(1,006)%	(702,843)	(4,942)%

Other income (expenses):

Interest expense	(1,839,938)	(2,745)%	(435,263)	(3,060)%
Gain on settlement of debt	21,467	32%	-	-%
Loss on settlement of debt	(274,895)	(410)%	-	-%
Change in fair value of derivative liabilities	244,479	365%	98,436	692%

Net loss	$(2,523,166)	(3,764)%	$(1,039,670)	(7,310)%

The following tables present our revenue and operating expenses for the periods indicated.

Revenues

	Nine-Month Period Ended
	February 28, 2018	February 28, 2017	% Change

Revenue	$67,021	$14,223	371%

Our revenue increased by $52,798, or 371%, for the nine months ended February 28, 2018 as compared to the nine months ended February 28, 2017. The increase is attributed to increased marketing efforts.

Costs and Expenses

Costs of Sales

	Nine-Month Period Ended
	February 28, 2018	February 28, 2017	% Change

Cost of Sales	$22,621	$7,650	196%

Our costs of sales increased $14,971, or 196%, for the nine months ended February 28, 2018 as compared to the nine months ended February 28, 2017. The increase is mainly due to increase in sales.

Operating Expenses

	Nine-Month Period Ended
	February 28, 2018	February 28, 2017	% Change

Operating Expenses	$718,679	$709,416	1%

Our operating expenses increased 9,263, or 1%, for the nine months ended February as compared to the nine months ended February. The change is mainly resulted from the increase in marketing expenses offsetting by the decrease in management service fees.

Other Income (Expenses)

	Nine-Month Period Ended
	February 28, 2018	February 28, 2017	% Change

Interest Expense	$(1,839,938)	$(435,263)	323%
Gain on settlement of debt	$21,467	$-	100%
Loss on settlement of related party debt	$(274,895)	$-	100%
Change in fair value of derivative liabilities	$244,479	$98,436	148%

Our interest expense increased $1,404,675, or 323%, for the nine months ended February 28, 2018 as compared to the nine months ended February 28, 2017. The increase is attributable to the issuance of additional promissory notes and convertible notes payable to finance operations and the recognitions of interest expenses on derivative liabilities that exceed convertible notes payable at issuance of debts.

Our net loss from settlement of debt increased approximately $270,000 for the nine months ended February 28, 2018 as compared to the nine months ended February 28, 2017. The increase is attributable to the issuance of preferred stock to settle accounts payable to our Chief Executive Officer.

Our loss from change in fair value of derivative liabilities increased $146,043, or 148%, for the nine months ended February 28, 2018 as compared to the nine months ended February 28, 2017. The derivative liabilities are affected by factors including the Company’s stock price that are subject to significant fluctuations and are not under the Company’s control.

Financial Condition, Liquidity and Capital Resources

At February 28, 2018, we had $110,721 in cash on hand and an accumulated deficit of $5,086,527. We had $67,021 in revenues for the nine-month period ended February 29, 2018. For the nine months ended February 28, 2018, we had net cash used in operating activities of $497,487 and net cash provided from financing activities of $604,851. Our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern in their report for the fiscal year ended May 31, 2017,

Since inception, we have financed our operations primarily through the issuance of notes payable and convertible notes payable and the issuances and sales of equity securities for cash consideration.

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

We have no agreements to obtain funds through bank loans, lines of credit or any other traditional sources. Since we have no financing committed, our inability to realize financing to maintain operations and grow our business would materially restrict our business operations. Previous convertible debt financing the Company has accepted have not been on favorable terms and has been significantly dilutive to our existing common equity and as a result the Company executed a consolidation of its common stock on May 19, 2017 to attract financing and maintain its business. Future financing may not be available upon acceptable terms, or at all. Should we be successful in securing future financing new issuances of equity or convertible debt would dilute our current shareholders, possibly significantly, might require a significant increase to our authorized stock, and might have rights, preferences, or privileges senior to our common or preferred stock. If financing is not available to us on favorable terms, such severe limitation might cause us to consider another consolidation of existing common equity at any time as a means to attract financing and maintain our business.

Working Capital

As of February 28, 2018, we had a working capital deficit of $2,233,847, an accumulated deficit of $5,086,527.

At February 28, 2018, the Company was indebted to the President and CEO of the Company and a company controlled by the President of the Company for $119,466. The amount is unsecured, non-interest bearing and due on demand.

We do not believe our cash resources are sufficient to implement our current business plan, support operations, and meet current obligations for the next 12 months. We expect that our working capital requirements will be funded over this period by a combination of revenue, issuances of promissory notes or private equity placements of our securities and, if available, shareholder loans. Our business plan does anticipate increases in operating expenses and capital expenditures over the next twelve months in relation to: (i) product development; (ii) research and development to enhance existing products and innovate new ones (iii) employee salaries and professional fees; and (iv) marketing expenses. The company expects to continue to realize cash flow from financing activities until such time as it can increase revenue to the point at which it can maintain operations and fund business growth.

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

	For the Nine Months Ended
	February 28, 2018	February 28, 2017
Cash, beginning of period	$3,357	$4,220
Net cash used in operating activities	(497,487)	(234,036)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	604,851	243,997
Cash, end of period	$110,721	$14,181

Off-Balance Sheet Operations

The Company does not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 12, 2018, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $6,250, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

On February 1, 2018, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $20,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

On February 15, 2018, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $11,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

On February 27, 2018, the Company entered a Securities Purchase Agreement with a lender whereas the Company agreed to issue seven convertible notes for an aggregate of $495,000 with the first note being in the amount of $165,000 and the rest of the eight notes being in the amount of $55,000. The notes bear interest at 12% per annum commencing on February 27, 2018, and contain a 10% original issue discount, such that the purchase price of the first note is $150,000 and the rest of the six notes (or “Back-End Notes”) is $50,000. The proceeds for the Back-End Notes will be funded one at a time in 30-day increments commencing September 27, 2018 through February 27, 2019. However, the Company must maintain a bid of $0.001 per common stock share over 5 consecutive trading days before the closing of each Back-End Notes.

On February 27, 2018, the first note was funded. The note bears interest at 12% per annum and matures on February 27, 2019. The note contains an original issue discount of $15,000 so the purchase price of the note is $150,000. Pursuant to the agreement, the note is convertible into shares of common stock at any time at a conversion price equal to 50% of the lowest trading price of the common stock for the twenty days, including the day upon which a notice of conversion is received by the Company, prior to conversion. During the first six months, the Company may redeem the first note at 140% of the par value plus accrued interest. The Company also incurred financing costs of $8,000, which has been recorded as a discount.

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

In December 2017 and January 2018, the Company issued 21,838,612 shares of common stock in aggregate pursuant to the conversion of approximately $46,865 of convertible notes payable and accrued interest of $14,307.

In February 2018 the Company issued 9,976,596 shares of common stock in aggregate pursuant to the conversion of approximately $42,360 of convertible notes payable.

Conversion of Series A Convertible Preferred Stock

In November 2017, the Company issued 420,000 shares of common stock pursuant to the conversion of 21,000 shares of Series A Convertible Preferred Stock.

In February 2018, the Company issued 2,500,000 shares of common stock pursuant to the conversion of 125,000 shares of Series A Convertible Preferred Stock.

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

Conversion of Series C Convertible Preferred Stock

On December 14, 2017, the Company issued 8,133,050 shares of Series C Convertible Preferred stock to the President of the Company to settle payable to the President of $8,133. On December 15, 2017, the Company issued 97,596,600 shares of common stock to the President of the Company pursuant to the conversion of 8,133,050 shares of Series C preferred stock.

Conversion of Series D Convertible Preferred Stock

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

In December 2017, January 2018 and February 2018, the Company issued 30,800,000 shares of common stock pursuant to the conversion of 3,080,000 shares of Series D Convertible Preferred Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Events

Conversions of convertible notes payable

In March 2018 and April 2018, the Company issued 6,980,733 shares of common stock in aggregate pursuant to the conversion of approximately $29,150 of convertible notes payable.

Issuances of notes payable

On March 1, 2018, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $4,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

On April 3, 2018, the Company sold a Promissory Note to an unaffiliated lender for the aggregate principal amount of $10,000, bearing interest at a rate of 8% per annum and maturing the first year anniversary of the date of issuance. The Company may prepay the principal and accrued interest at any time without penalty. Pursuant to the agreement, the note is convertible into shares of common or preferred stock at a conversion price to be mutually finalized within 48 hours of the conversion request.

Other issuances

In March 2018 and April 2018, the Company issued 25,332,900 shares of common stock in aggregate pursuant to the conversion of approximately 2,533,290 of Series D Convertible Preferred Stock.

Item 6. Exhibits

Index to Exhibits

10.1	2018-02-27 Adar Bays LLC Securities Purchase Agreement

10.2	2018-02-27 Adar Bays LLC Convertible Redeemable Note (144)

10.3	2018-02-27 Adar Bays LLC Convertible Redeemable Back End Note (1 of 6)

10.4	2018-02-27 Adar Bays LLC Convertible Redeemable Back End Note (2 of 6)

10.5	2018-02-27 Adar Bays LLC Convertible Redeemable Back End Note (3 of 6)

10.6	2018-02-27 Adar Bays LLC Convertible Redeemable Back End Note (4 of 6)

10.7	2018-02-27 Adar Bays LLC Convertible Redeemable Back End Note (5 of 6)

10.8	2018-02-27 Adar Bays LLC Convertible Redeemable Back End Note (6 of 6)

10.9	2018-02-27 Adar Bays LLC Collateralized Secured Promissory Note (1 of 6)

10.10	2018-02-27 Adar Bays LLC Collateralized Secured Promissory Note (2 of 6)

10.11	2018-02-27 Adar Bays LLC Collateralized Secured Promissory Note (3 of 6)

10.12	2018-02-27 Adar Bays LLC Collateralized Secured Promissory Note (4 of 6)

10.13	2018-02-27 Adar Bays LLC Collateralized Secured Promissory Note (5 of 6)

10.14	2018-02-27 Adar Bays LLC Collateralized Secured Promissory Note (6 of 6)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 17, 2018	By:	/s/ JOEL FALITZ
	Name:	Joel Falitz
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

